Form 10-Q
period 1996-03-31
ARTERIAL VASCULAR ENGINEERING INC
filed 1996-05-15
CIK 1007047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


Commission file number      0-27802

                       ARTERIAL VASCULAR ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               94-3144218
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

5355 Skylane Boulevard, Santa Rosa, California             95403
  (Address of principal executive offices)               (Zip code)

                                 (707) 525-0111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No     X
   -------------    ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

Class                                              Outstanding
Common Stock, $0.001 par value                     30,862,262 as at May 9, 1996

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                                                             Page
                                                                                                             ----

PART I            FINANCIAL INFORMATION

                  Item 1.    Financial Statements

                             Condensed Consolidated Balance Sheets as of March 31, 1996                        3
                                    and June 30, 1995

                             Condensed Consolidated Statements of Operations for the quarters
                                    and nine months ended March 31, 1996 and 1995                              4

                             Condensed Consolidated Statements of Cash Flows for the
                                    nine months ended March 31, 1996 and 1995                                  5

                             Notes to Condensed Consolidated Financial Statements                              6

                  Item 2.    Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations                                                  7


PART II           OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K                                                 11


SIGNATURES                                                                                                    12

                                     Page 2

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)

                                                         June 30,     March 31,
                                                           1995         1996
                                                         --------     ---------
                     ASSETS
Current assets:
  Cash and cash equivalents                               $ 2,533     $ 7,396
  Trade accounts receivable, net                            4,977       9,647
  Inventories                                                 920       2,431
  Deferred income tax                                         673         772
  Prepaid expenses and other current assets                   270       2,492
                                                         --------     -------
    Total current assets                                    9,373      22,738
Investments                                                 1,400       1,300
Deferred income tax                                           415         -
Property and equipment, net                                 1,252       3,105
Purchased technology and other intangible assets, net         649         537
                                                         --------     -------
    Total assets                                         $ 13,089     $27,680
                                                         ========     =======

                  LIABILITIES
Current liabilities:
  Accounts payable                                       $    352    $    865
  Accrued expenses                                          1,164       2,257
  Customer deposits                                         1,405         -
  Income taxes payable                                      2,039         -
                                                         --------     -------
    Total current liabilities                               4,960       3,122
                                                         --------     -------
             STOCKHOLDERS' EQUITY
Common Stock                                                   22          27
Additional paid-in capital                                  6,820      10,319
Notes receivable for common stock                          (3,126)     (3,126)
Deferred stock compensation                                  (299)       (102)
Retained earnings                                           4,712      17,440
                                                         --------     -------
    Total stockholders' equity                              8,129      24,558
                                                         --------     -------
    Total liabilities and stockholders' equity           $ 13,089     $27,680
                                                         ========     =======


                     The accompanying notes are an integral
                part of these consolidated financial statements

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                       Three Months Ended    Nine Months Ended
                                            March 31,             March 31,
                                       ------------------    -----------------
                                        1995      1996        1995       1996
                                       ------    ------      ------     ------

Net sales                              $ 5,516  $15,589      $10,316   $37,303
Cost of sales                            1,357    2,896        2,603     7,814
                                       -------  -------      -------   -------
Gross profit                             4,159   12,693        7,713    29,489
                                       -------  -------      -------   -------
Operating expenses:
  Research and development                 322    3,783          596     4,988
  Selling, general and administrative      591    4,285        1,230     5,542
                                       -------  -------      -------   -------
    Total operating expenses               913    8,068        1,826    10,530
                                       -------  -------      -------   -------
Operating income                         3,246    4,625        5,887    18,959
Interest income                            128      145          140       404
                                       -------  -------      -------   -------
Income before income taxes               3,374    4,770        6,027    19,363
Provision for income taxes               1,051    1,669        1,877     6,635
                                       -------  -------      -------   -------
Net income                             $ 2,323  $ 3,101      $ 4,150   $12,728
                                       =======  =======      =======   =======

Net income per share                  $  0.09   $  0.11      $  0.16   $  0.46

Shares used in per share calculation   27,214    27,513       27,188    27,347


                     The accompanying notes are an integral
                part of these consolidated financial statements


              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                           -----------------
                                                                            1995      1996
                                                                           -------   -------
Cash flows from operating activities:
  Net income                                                              $  4,150    $12,728
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                            148        572
      Provision for doubtful accounts                                          100        146
      Amortization of deferred stock compensation                              166        197
      Income tax reduction relating to stock plans                             -        2,148
      Deferred income taxes                                                   (360)       316
      Changes in assets and liabilities:
        Accounts receivable                                                 (4,341)    (4,816)
        Inventories                                                           (591)    (1,511)
        Prepaids and other current assets                                      (26)    (2,222)
        Accounts payable                                                       (81)       513
        Accrued liabilities                                                     26      1,093
        Customer deposits                                                      (11)    (1,405)
        Income taxes payable                                                 1,936     (2,039)
                                                                          ---------    --------
          Net cash provided by operating activities                          1,116      5,720
                                                                          ---------    --------
Cash flows from investing activities:
  Proceeds of investments                                                      -          100
  Acquisition of property and equipment                                       (653)    (2,313)
  Acquisition of stock in Endovascular Support
    Systems, Inc.                                                             (108)        -
                                                                          ---------    --------
          Net cash used in investing activities                               (761)    (2,213)
                                                                          ---------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                       100      1,320
  Proceeds from exercise of common stock options                               -           36
  Repurchase of common stock                                                  (300)        -
                                                                          ---------    --------
          Net cash provided by (used in) financing activities                 (200)     1,356
                                                                          ---------    --------
Net increase in cash and cash equivalents                                      155      4,863
Cash and cash equivalents, beginning of period                               1,882      2,533
                                                                          ---------    --------
Cash and cash equivalents, end of period                                   $ 2,037     $7,396
                                                                          =========    ========

                     The accompanying notes are an integral
                part of these consolidated financial statements

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.         Basis of Presentation

           The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position and results of operations have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on April 2, 1996.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles.

           Operating results for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2.         Inventories (in thousands):

                                          March 31,      June 30,
                                            1996           1995
                                         ------------   ------------

                    Raw materials        $       406    $      221
                    Work in process            1,213           269
                    Finished goods               812           430
                                         ------------   ------------
                                         $     2,431    $      920
                                         ------------   ------------

3.         Computation of Net Income Per Share

           Net income per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that, pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common equivalent shares relating to stock and options issued in the year prior to the date of the Company's first filing of its registration statement have been included in the computations for all periods presented that are prior to this date.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on April 2, 1996.

           The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including the timing of new product introductions or transitions to new products, competition (including pricing pressures), actions related to regulatory and third-party reimbursement matters, the Company's ability to manufacture its products efficiently, the timing of research and development expenses (including clinical trial-related expenditures), and seasonal factors impacting the number of elective angioplasty procedures. In addition, the Company's results of operations could be affected by the timing of orders from distributors, expansion of the Company's distributor network (including expenses in connection with termination of former distributors), the ability of the Company's distributors to effectively promote the Company's products and the ability of the Company to quickly and cost-effectively establish a direct sales force in targeted countries.

           Results of Operations

           Three Months Ended March 31, 1996 and 1995

           Sales. The Company's third quarter fiscal 1996 sales of $15.6 million increased 184% over third quarter sales of $5.5 million in fiscal 1995. Sales of stent systems for the current quarter represented $14.7 million or 94% of sales compared to $4.9 million or 89% of sales for the comparable quarter of fiscal 1995. Sales of balloon angioplasty catheters represented $0.9 million or 6% of sales for the current quarter compared to $0.6 million or 11% of sales for the comparable quarter of fiscal 1995. The increases in stent systems sales principally reflected additional unit sales of the Micro Stent II systems released in certain countries internationally in October 1995. All of the Company's sales have previously been made through distributors; however, the Company plans to begin selling directly into Germany and the United Kingdom in the fourth quarter of fiscal 1996.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES


           Cost of sales. Cost of sales increased to $2.9 million for the third quarter of fiscal 1996 from $1.4 million for the comparable quarter of fiscal 1995 and decreased as a percentage of sales to 19% for the current quarter from 25% for the comparable quarter of fiscal 1995. The increase in absolute dollars was primarily a result of the increased volume of products sold and, to a lesser extent, the costs of additional manufacturing capacity and personnel necessary to support increased sales volume. The decrease as a percentage of net sales was primarily the result of leveraging certain fixed overhead expenses across a higher base of sales, of the change in sales product mix and, to a lesser extent, from improved operating efficiencies and continuing cost control measures.

           Research and development. Research and development expenses increased to $3.8 million for the third quarter of fiscal 1996 from $0.3 million for the third quarter of fiscal 1995. A one-time compensation expense of $2.6 million is included in the third quarter of fiscal 1996 in connection with the termination of certain patent royalty obligations. Without this charge, research and development expenses increased in absolute dollars to $1.1 million or 7% of sales for the current quarter from $0.3 million or 6% of sales for the comparable quarter of fiscal 1995. This increase was primarily due to the addition of research and development personnel and increased levels of spending in connection with clinical trials relating to the development of the Micro Stent II, Micro Stent 2.5 and Micro Stent II XL systems. The Company expects research and development expenses to continue to increase both in absolute dollars and as a percentage of sales as the Company increases clinical trial activities and pursues development of next-generation products.

           Selling, general and administrative. Selling, general and administrative expenses increased to $4.3 million for the third quarter of fiscal 1996 from $0.6 million for the third quarter of fiscal 1995. A one-time compensation expense of $2.6 million is included in the third quarter of fiscal 1996 in connection with the termination of certain patent royalty obligations. Without this charge, selling, general and administrative expenses increased in absolute dollars to $1.6 million or 11% of sales for the current quarter from $0.6 million or 11% of sales for the comparable quarter of fiscal 1995. The increase in absolute dollars primarily reflected additional costs of marketing and other personnel necessary to support the Company's higher level of operations. The Company expects selling, general and administrative costs to increase in absolute dollars and as a percentage of sales in the future as the Company's level of sales increases and as the Company increases its finance and administrative expenditures to meet the obligations required of it as a public reporting company.

           Interest Income. Interest income for the third quarter of fiscal 1996 was $145,000 as compared to $128,000 for the comparable period of fiscal 1995.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES

           Provision for income taxes. For the third quarter of fiscal 1996, the Company's effective income tax rate was 35%, resulting in a provision for income taxes of $1.7 million, compared to 31%, resulting in a provision for income taxes of $1.1 million for the comparable quarter of fiscal 1995. The increase in the provision is as a result of the Company's higher earnings during the third quarter of fiscal 1996 and due to the utilization of net operating loss carryforwards in the comparable quarter of fiscal 1995.

           Net income. The Company had net income of $3.1 million for the third quarter of fiscal 1996 compared to $2.3 million for the comparable quarter of fiscal 1995. Earnings per share has increased to $0.11 for the third quarter of fiscal 1996 from $0.09 for the comparable quarter of fiscal 1995. Net income excluding the one-time compensation expense of $5.2 million together with the associated income tax benefit of $1.8 million, would have been $6.5 million for the third quarter of fiscal 1996, giving an earnings per share of $0.24.

           Nine Months Ended March 31, 1996 and 1995

           Sales. The Company's sales for the nine months ended March 31, 1996 were $37.3 million which represents a 262% increase from the comparable period of fiscal 1995. Sales of stent systems for the nine months ended March 31, 1996 represented $31.6 million or 85% of sales compared to $6.6 million or 64% of sales for the comparable period of fiscal 1995. Sales of balloon angioplasty catheters for the nine months ended March 31, 1996 represented $5.7 million or 15% of sales compared to $3.7 million or 36% of sales for the comparable period of fiscal 1995. The increase in total sales was due to significant increases in sales of the Micro Stent family of products, particularly the Micro Stent II that was released in certain countries internationally in October 1995.

           Cost of sales. Cost of sales as a percentage of sales for the nine months ended March 31, 1996 was 21% as compared to 25% for the comparable period of fiscal 1995. This decrease resulted primarily from the leveraging of certain fixed overhead expenses across a higher base of sales and as a result of the change in sales mix.

           Research and development. Research and development expenses increased to $5.0 million for the nine months ended March 31, 1996 from $0.6 million  for  the  comparable  period  of  fiscal  1995.  A one  time compensation expense of $2.6 million is included in the nine months ended March 31, 1996 in connection with the termination of certain patent royalty obligations. Without this charge, research and development expenses increased in absolute dollars to $2.3 million or 6% of sales for the current period from $0.6 million or 6% of sales for the comparable period of fiscal 1995. The increase in absolute dollars was primarily due to the addition of personnel and the commencement of clinical trials.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES

           Selling, general and administrative. Selling, general and administrative expenses increased to $5.5 million for the nine months ended March 31, 1996 from $1.2 million for the comparable period of fiscal 1995. A one time compensation expense of $2.6 million is included in the nine months ended March 31, 1996 in connection with the termination of certain patent royalty obligations. Without this charge, selling, general and administrative expenses increased in absolute dollars to $2.9 million or 8% of sales for the current period from $1.2 million or 12% of sales for the comparable period of fiscal 1995. The increase in absolute dollars reflected the Company's higher level of operations.

           Interest income. Interest income for the nine months ended March 31, 1996 was $0.4 million as compared to $0.1 million for the comparable period of fiscal 1995. The increase resulted from a greater average balance of cash, cash equivalents and notes receivable for the current period.

           Provision for income taxes. The Company's effective tax rate for the nine months ended March 31, 1996 was 34.3%, resulting in a provision for income taxes of $6.6 million, compared to 31.0%, resulting in a provision for income taxes of $1.9 million for the comparable period of fiscal 1995. The increase was primarily a result of the Company's higher earnings in the current period and due to the utilization of net operating costs carryforwards in the comparable period of fiscal 1995.

           Net income. The Company had net income of $12.7 million for the nine months ended March 31, 1996 compared to $4.1 million for the comparable period of fiscal 1995. Earnings per share increased to $0.46 in the nine months ended March 31, 1995 from $0.16 in the comparable period of fiscal 1995. Net income excluding the one-time compensation expense of $5.2 million together with the associated income tax benefit of $1.8 million, would have been $16.2 million for the nine months ended March 31, 1996, giving an earnings per share of $0.59.

           Liquidity and Capital Resources

           Net cash provided by operating activities for the nine months ended March 31, 1996 was $5.7 million as compared to $1.1 million for the comparable period of fiscal 1995. As of March 31, 1996, the Company's working capital, which consists primarily of cash, cash equivalents and trade accounts receivable was $19.6 million as compared to $4.4 million at June 30, 1995.

           As of the date of this report, the Company has no outstanding debt. The Company's principal commitments consist of obligations under operating leases for facilities. Cash paid for income taxes in the nine months ended March 31, 1996 was $7.1 million as compared to $0.3 million for the comparable period of fiscal 1995.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES

In addition to the cash provided by the Company's operating and other activities, approximately $80 million was received in the Company's initial public offering on April 2, 1996. The Company believes that the proceeds from the offering, together with the existing funds and funds expected to be generated from future operations will be sufficient to meet its projected working capital and other cash requirements through at least 1997.


PART II    OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K

           (a)        Exhibits

                      10.23 Agreement for Sale of Real Property and Escrow Instructions, dated April 17, 1996, between the Company and Union Oil Company of California.

                      11.1 Statement regarding calculation of net income per share.

                      27       Financial Data Schedule

           (b)        Reports on Form 8-K

                      The Company was not subject to the filing requirements of the Securities Exchange Act of 1934 during the quarter ended March 31, 1996, hence there were no reports on Form 8-K filed during that quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ARTERIAL VASCULAR ENGINEERING, INC.



Date:    May 10, 1996         /S/ John D. Miller
                             --------------------------------------------
                             John D. Miller
                             Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)