Form 10-K
period 1996-06-30
ARTERIAL VASCULAR ENGINEERING INC
filed 1996-09-26
CIK 1007047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the fiscal year ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the transition period from ____________  to ____________

Commission file number      0-27802

                       ARTERIAL VASCULAR ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                               94-3144218
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

5355 Skylane Boulevard, Santa Rosa, California           95403
  (Address of principal executive offices)             (Zip code)

                                 (707) 525-0111
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES  X   NO
                                   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 16, 1996, there were 30,862,262 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $324,750,000 based upon the closing price of the Common Stock on September 16, 1996 on the NASDAQ National Market System. Shares of Common Stock held by each officer, director and holder of five percent or more of the Common Stock outstanding as of September 16, 1996 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                                ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Registrant for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

         The following trademarks of Arterial Vascular Engineering, Inc. are used in this Form 10-K: Arterial Vascular Engineering(TM), Micro Stent(TM), Micro Stent II(TM), Micro Stent II XL(TM), Micro Stent 2.5(TM), Micro Stent II LP(TM), Micro Stent II HP(TM), AVE gfx Stent(TM), Nike(TM), Elite(TM) and Peak(TM).

ITEM 1.       BUSINESS

         The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements in this Item 1 include, without limitation, statements regarding the Company's industry, products and strategy under "Company Strategy", "AVE Technology" and "Certain Business Risks", statements regarding the extent and timing of product development, future revenues, customer demand, competitive products and the intellectual property positions of competitors, reimbursement and future technological change under "Product Development," "Distribution, Sales and Marketing," "Competition," "Third-Party Reimbursement and "Patents and Proprietary Rights," statements regarding expected clinical trial results and regulatory approvals and compliance under "Clinical Trial Activities" and "Government Regulation" and statements regarding actual and potential legal proceedings under "Item 3. Legal Proceedings." All forward-looking information included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional risk factors include those discussed in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those that may be set forth in the reports filed by the Company from time to time on Forms 10-Q and 8-K.

General

         Arterial Vascular Engineering, Inc. ("AVE" or the "Company") designs, develops, manufactures and markets a variety of highly specialized stent systems and balloon angioplasty catheters for the treatment of coronary artery disease. The Company's stents are used as arterial support devices in connection with balloon angioplasty or other minimally invasive treatments of atherosclerosis (the formation of deposits in the arteries) and to prevent abrupt closure of vessels in higher-risk angioplasty procedures. The Company commenced operations in 1991 and began marketing its balloon angioplasty catheters in October 1993 and its coronary stent systems in October 1994. To date, the Company has sold over 75,000 coronary stent systems and over 27,000 balloon angioplasty catheters in more than 30 countries outside the United States, including Germany, France and the United Kingdom. The Company expects international sales to account for substantially all of its revenues for at least the next 18 months. In November 1995, the Company received United States Food and Drug Administration ("FDA") clearance to conduct a 700 patient, multi-center, randomized clinical study with its Micro Stent and Micro Stent II devices in the United States under an Investigational Device Exemption ("IDE"), and the Company has commenced clinical testing in 40 medical centers. In April 1996, the Company began its first direct sales operation and in September 1996, the Company released on a limited basis it's AVE gfx Stent device, a next generation coronary stent system. The Company does not expect to receive FDA approval to commence commercial sales of its stent products in the United States prior to late 1998, and there can be no assurance when or if such approval will be obtained.

AVE Technology

         AVE believes that its line of stent systems incorporates a number of unique and proprietary design features that enable the Company to address effectively a variety of lesion and vessel types. The Company's stents are constructed of seamless, medical grade stainless steel rings that are precision formed into sinusoidal shaped elements. These elements are polished and connected in a helical pattern utilizing a proprietary manufacturing process in order to form a fully connected, yet flexible, stent device. The Company believes its patented stent design provides more consistent vessel support and radial force than coiled stent designs as well as more flexibility and easier delivery than mesh stent designs. The Company's stent products are available in a variety of diameters and lengths and are provided pre-mounted on both over-the-wire and rapid exchange delivery systems (available only outside the United States) with the same advanced technology as the Company's balloon angioplasty catheters. The Company's stents have been used in a variety of coronary applications, including vessels in which other stent procedures have failed, as well as in the treatment of lesions in curved or tortuous vessels. The Company believes the following technical features of its proprietary stent systems provide the Company with a number of competitive advantages:

         Smooth Edge Design and Sheathless Deployment System. The Company's stent products consist of highly polished, rounded, sinusoidal shaped elements at either end of the stent (unlike mesh stents, which have flat edges at each end). The Company believes that the smooth edges of its stent products optimize their ability to be moved through a vessel without causing tears or dissections or halting movement of the delivery catheter, thereby minimizing trauma to treated vessels. The smooth edges of the stent also permit the stent to be delivered without the protective sheath necessary for use of certain other stent products. The Company believes that eliminating the need to monitor and remove a protective sheath enhances the ease of use of its products.

         High Stent Flexibility and System Trackability. The Company's products consist of sinusoidal shaped elements that are connected in a helical pattern designed to provide a highly flexible stent. Increased stent flexibility allows the Company's stent products to be more easily maneuvered and placed at the site of a lesion, particularly through curved or tortuous vessels or around other deployed stents. In addition, flexible stent design allows the use of a single stent in the treatment of a lesion in a curved vessel, as compared to more inflexible designs that may require the use of multiple stents to treat a long, curved lesion. The Company believes that the ease of use and enhanced handling characteristics of its stent delivery systems, coupled with stent flexibility and smooth edge design, allow it to provide a stent system with high trackability. The ability to access or "track" a lesion easily is an important stent system characteristic in the treatment of a distant site or tortuous vessel. The Company currently offers stents in lengths as long as 39mm for use in the treatment of long, diffuse legions.

         Stent Strength and Stability. The advanced design of the Company's Micro Stent II family of products combines high radial strength, which minimizes vessel recoil, and axial stability, which provides consistent vessel support along the entire length of the stent. The Company believes these features allow a physician to better control and optimize final minimal lumen diameter ("MLD"). Studies have indicated that optimizing the MLD of a vessel following use of a stent product generally reduces the likelihood of subsequent restenosis.

         Moderate Radiopacity. The Company believes that the moderate radiopacity of its devices optimizes angiographic identification of stent position and enhances post procedure stent assessment. Physicians commonly use low level x rays to accurately monitor the placement and deployment of a stent, including final expansion using a high pressure balloon, as well as to conduct post operative assessment of MLD. As a result, a lack of radiopacity, which may prevent illumination of a stent, or an excess of radiopacity, which may overilluminate the stent and impede its visual identification, may affect the outcome of stent procedures and subsequent diagnosis of treated vessels.

         Proprietary, Pre-Mounted Delivery Systems. Unlike certain other stents, which may require the physician to hand crimp the stent on a third-party balloon delivery device, the Company's stents are pre-mounted onto its proprietary delivery systems. The Company believes that pre-mounting its stents on balloon delivery systems helps ensure more consistent and accurate stent delivery and deployment, particularly as stents are used by a broader group of physicians with varying levels of experience with stents. In addition, the Company believes that the ease of use of its product has promoted physician acceptance.

         Adaptable Design Characteristics. The Company believes that the core design features of its stents allow it to modify one or more stent performance characteristics, such as mass or flexibility, as necessary to produce an effective device for a particular application. To date, the Company has utilized its core stent technology to develop a family of seven distinct products. Each product in the family also is offered in a variety of lengths and diameters, allowing the physician to choose the device that best suits the needs of a patient based on lesion characteristics. In September 1996, the Company released on a limited basis its next generation coronary stent system called the "AVE gfx Stent". The Company believes the adaptability of its stent design will allow its use as a platform technology for the development of a variety of other coronary and non coronary products. See "Products."

         Despite such advantages, due to the number of clinical applications for stent systems and the variety of available products, the Company's stent products may not be superior to competitive products in all applications. In addition, many of the Company's competitors have substantially greater capital resources, name recognition and expertise in manufacturing, marketing and product approval, which factors provide a competitive advantage to such companies, in connection with the sale of these stent products. The medical indications that can be treated by stents can also be treated by surgery, drugs or other medical devices, including stand alone balloon catheters, atherectomy catheters and lasers. Many of the alternative treatments are widely accepted in the medical community and have a long history of use.

Company Strategy

         The Company's goal is to expand its position as one of the leading worldwide providers of stent systems. The key elements of its strategy are as follows:

         Introducing New Products for Both Coronary and Non-Coronary Applications. The Company intends to build on its core stent design to broaden the coronary applications for its stents as well as expand into non-coronary indications. The Company believes that the inherent adaptability and flexibility of the Company's stent design will augment its ability to meet specialized coronary needs, as well as to provide stents for use in peripheral arteries, saphenous vein grafts and other applications.

         Leveraging Vertically Integrated Research and Development and Manufacturing Operations. The Company believes that the design of products for manufacturability and the rapid manufacture of products to satisfy market demand are key success factors in new product development in the medical device industry. To support these capabilities, the Company has designed and developed internally the technology necessary to perform a number of proprietary production processes and has developed the expertise to fabricate the majority of the components of its stent and balloon catheter products. The Company intends to leverage its vertically integrated product development and manufacturing approach to rapidly introduce innovative products.

         Expanding Distribution Capabilities. The Company continually seeks to optimize its distribution capabilities in each of its core target markets. The Company has begun direct sales operations in Germany and the United Kingdom and intends to begin direct sales operations in France, Switzerland, Belgium and The Netherlands as of October 1, 1996. The Company expects that a direct sales presence in these European countries will allow it to put a sharper focus on the physician community there, which it anticipates will help to increase the advocacy base for the Company's products in Europe and other countries as well as facilitate more direct feedback to the Company on its products. The Company believes that, in addition to building stronger relationships with its customers, such a direct sales strategy will also enable more complete control of the Company's product family and its future growth. The Company will continue to implement direct sales operations in selected markets where it believes such an approach will benefit its competitive position.

         Broadening Product Offerings to Provide More Complete Therapy Solutions. The Company believes that its ability to offer a more complete line of therapeutic products will enhance the Company's ability to compete effectively in the interventional marketplace. For example, the Company believes its current line of balloon angioplasty catheters has provided the Company with expertise in balloon delivery and deployment. The Company continually reviews possible strategic acquisitions, third party technology licenses and marketing or distribution relationships with companies that have medical products in certain complementary product areas. However, there can be no assurance that the Company will enter into any such arrangements.

         Pursuing Regulatory Approval in the United States and Abroad; Conducting Clinical Trials to Promote Market Acceptance of the Company's Products. The Company is seeking FDA approval to allow sale of its products in the United States, which represents one of the largest stent markets in the world. In November 1995, the Company received FDA clearance to conduct a clinical study with the Micro Stent and Micro Stent II in the United States under an IDE, utilizing the Palmaz-Schatz stent of Johnson and Johnson Interventional Systems ("JJIS") as a control, and has commenced clinical trials thereunder. The Company does not expect to submit a pre-market approval application ("PMA") for such products prior to late 1997 and does not expect to receive FDA approval prior to late 1998, if at all. The Company submitted an application for an IDE for its over-the-wire Peak balloon catheter in August 1996. There can be no assurance that regulatory approval for commercial sale of any products in the United States will be obtained. In addition to its United
States clinical program, the Company is sponsoring seven ongoing clinical studies in six countries outside the United States. The Company intends to use data from these trials to obtain regulatory approvals in new markets, to promote market acceptance of its products and to expand clinical applications of the Company's products.

         Developing and Maintaining Relationships with Leading Physicians. AVE seeks to develop and maintain relationships with leading physicians worldwide. Through these relationships, the Company seeks to work with opinion leaders who can foster market awareness of the Company's products. The Company supports these efforts through group training programs designed to increase physician familiarity with the Company's products. The Company also has assembled a small staff of clinical specialists to expand its physician training, service and support activities. In addition, the Company maintains an active program of collaborating with key physicians and medical centers to obtain feedback for new product development.

Products

         The Company currently markets its stent systems in most countries in Europe, including Germany, France and the United Kingdom, and in other countries outside of the United States in both over-the-wire and rapid exchange catheter delivery forms. In addition, the Company offers internationally a line of balloon angioplasty catheters. The following tables identify the Company's products, their principal clinical application and their current development or commercialization status:


CURRENT PRODUCTS

     -------------------------------------------------------------------------------------------------------------------------------
     STENT SYSTEMS

                                                                  Initial Release
            Product              Description/Application                Date                             Status
            -------              -----------------------                ----                             ------

Micro Stent               First generation stent product,         October 1994       Being replaced by the Micro Stent II.  By end
                          designed for use in variety of                             of 1996 will only be distributed in countries
                          coronary applications.                                     where pre-market approval for Micro Stent II
                                                                                     has not been obtained.
Micro Stent II            Second generation product, featuring    October 1995       Available for sale in over 30 countries
                          helical connections and enhanced                           outside the United States. IDE clinical
                          radial strength. Designed for use in                       studies in the United States commenced in
                          variety of coronary applications.                          November 1995.
Micro Stent 2.5           Coronary stent designed for use in      December 1995      Available for sale in over 30 countries
                          vessels as small as 2.5mm in                               outside the United States. IDE application was
                          diameter.                                                  submitted in June 1996.
Micro Stent II XL         Coronary stent designed for use in      December 1995      Available for sale in over 30 countries
                          the treatment of long and diffuse                          outside the United States. The Company has
                          lesions.                                                   received FDA approval to include such product
                                                                                     in the existing IDE for the Micro Stent and
                                                                                     Micro Stent II.
Micro Stent II LP         Similar configuration as the  Micro     June  1996         Available in markets outside the United States
                          Stent II product  with the added                           which prefer 6 French guide  catheters.  Full
                          capability of being used in 6                              international release expected in late 1996.
                          French guide catheters.
Micro Stent II HP         Stent system incorporating              July 1996          Product release has commenced in selected
                          high-pressure coronary angioplasty                         international markets.
                          balloon and 6 French catheter
                          compatibility.
AVE gfx Stent             Coronary stent designed to provide      September 1996     Limited release in Germany and the United
                          lower profile and greater                                  Kingdom.  Full release in Europe anticipated
                          flexibility than Micro Stent II.                           in January 1997.


     BALLOON ANGIOPLASTY CATHETERS
                                                                  Initial Release
            Product              Description/Application                Date                             Status
            -------              -----------------------                ----                             ------

Nike                      Rapid exchange, semi-compliant          October 1994       Approved for use in Japan and available for
                          balloon angioplasty catheter,                              sale in over 30 other countries outside the
                          featuring a flexible proximal shaft.                       United States.
Elite                     Rapid exchange, semi-compliant          November 1994      Approved for use in Japan and available for
                          balloon angioplasty catheter,                              sale in over 30 other countries outside the
                          incorporating stiffer proximal shaft.                      United States.
Peak                      Over-the-wire, semi-compliant           July 1995          Approved for use in Japan and available for
                          balloon angioplasty catheter.                              sale in over 30 other countries outside the
                                                                                     United States.  IDE application was submitted
                                                                                     in August 1996.
- ------------------------------------------------------------------------------------------------------------------------------------

PRODUCTS UNDER DEVELOPMENT

      ------------------------------------------------------------------------------------------------------------------------------
            Product              Description/Application                                       Status
            -------              -----------------------                                       ------

Bridge Stent              Stent designed for treating           Initial clinical evaluation in renal arteries completed outside the
                          atherosclerotic disease in            United States.  Additional evaluations for both renal and iliac
                          peripheral arteries.                  vessels to be conducted outside the United States.
Micro Stent SVG           Stent designed for use in             Expected to be available for clinical evaluation outside the
                          connection with saphenous             United States in 1997.
                          vein grafts.
Coated Stent              Stent coated with heparin or other    Heparin coated stent expected to be available for clinical
                          materials, designed to reduce         evaluation outside the United States in 1997. In vivo and in vitro
                          restenosis and thrombosis.            testing has commenced.
New Exchange Stent        Stent system facilitating easy        Initial in vitro and in vivo testing outside the United States
   Delivery System        balloon exchange.                     complete.  Clinical evaluations outside the United States have commenced.
High Pressure PTCA        PTCA balloon with a noncompliant      In vitro testing outside the United States has commenced.  Initial
   Balloon                balloon that exhibits a rated burst   clinical evaluations outside the United States are underway.
                          of 14 atmospheres.
Self-Expanding            Self-expanding nitinol stents for     Initial development focus will be on the coronary applications with
   Stents                 use in treating coronary,  carotid    in vivo and in vitro testing outside the United States underway.
                          and peripheral vascular disease.      IDE application expected to be submitted in 1997.
- ------------------------------------------------------------------------------------------------------------------------------------

Coronary Stent Systems

         The Company currently markets the following family of stent products, all of which are pre-mounted on a catheter and balloon delivery system produced by the Company:

         Micro Stent. The Micro Stent is sold as a series of 4 and 8mm length stainless steel segments mounted on a delivery system in a variety of configurations. The Company currently produces the Micro Stent in 4, 8 and 16mm total length configurations with diameters of 3.0, 3.5 and 4.0mm. The Micro Stent has generally been replaced by the Micro Stent II and its future distribution will be limited to those countries where required pre-market approval for the Micro Stent II has not yet been obtained.

         Micro Stent II. The Micro Stent II utilizes a stent component of 3mm in length. The helical connection and reduced length of the stent elements allow for increased flexibility, thereby enhancing the handling characteristics and trackability of the stent system. The Micro Stent II also incorporates engineering advances related to radial strength and materials processing designed to allow greater control of MLD. The Company currently produces the Micro Stent II in 6, 9, 12, 18 and 24mm total length configurations with diameters of 3.0, 3.5 and 4.0mm. The Micro Stent II has generally replaced the Micro Stent.

         Micro Stent 2.5. The Micro Stent 2.5 incorporates the same design features as the Micro Stent II, but is designed for application in vessels as small as 2.5mm in diameter. The Micro Stent 2.5 is offered in 6, 9, 12 and 18mm lengths with a diameter of 2.5mm.

         Micro Stent II XL. The Micro Stent II XL is a longer stent designed to be used in treating diffuse arterial disease and longer lesions with a single stent. Because the Micro Stent II XL retains the flexibility of the Company's core stent design, the Company believes it will enable physicians to treat longer lesions with a single stent, thereby potentially reducing procedure time and cost. The product incorporates the same design features as the Micro Stent
II. It is offered in lengths of 30 and 39mm with diameters of 3.0, 3.5 and 4.0mm.

         Micro Stent II LP. The Company's Micro Stent II family of products are generally designed for use within guiding catheters with an outer diameter of 7 French (approximately 2.3mm) or greater. In response to clinical demand in certain international markets, the Company has developed the Micro Stent II LP for use with guiding catheters with outer diameters as small as 6 French (approximately 2.0mm). This product has been available in selected markets outside the United States, subject to regulatory approval where applicable, since June 1996. The Micro Stent II LP is offered in lengths of 12 and 18mm with diameters of 3.0 and 3.5mm.

         Micro Stent II HP. The Company's stents are generally delivered using moderate pressure (8-10 atmospheres), semi- compliant balloon devices. The Micro Stent II HP uses a non-compliant high pressure stent delivery balloon rated at 14 atmospheres. The Company believes that use of such a non-compliant high pressure balloon to deliver and expand the stent may eliminate the need for follow up post-dilatation treatment with a separate high pressure balloon due to the ability of the balloon to withstand higher pressures which have shown to more fully expand the stent, thereby reducing the total procedure time and cost. This product has been available for clinical evaluations outside the United States, subject to regulatory approval where applicable, since July 1996 and limited release of the product is occurring in selected international markets.

         AVE gfx Stent. The AVE gfx Stent has a modified, six crown sinusoidal configuration. The product is designed to allow improved stent flexibility and trackability, vessel coverage and support while providing 6 French guide catheter compatibility, which may be helpful in certain applications. The product was made available in the United Kingdom and Germany in September 1996 and is expected to be made available outside the United States, subject to regulatory approval, where applicable, in selected international markets in January 1997.

Balloon Angioplasty Catheters

         In addition to the balloon catheters sold as part of the Company's stent systems, the Company also offers a broad line of balloon catheters for use in balloon angioplasty procedures. All of such currently marketed balloon catheter products are semi-compliant, with rated burst pressures of between 8 and 10 atmospheres. The Company offers catheters with balloons in lengths of 20, 30 and 40mm and diameters ranging from 1.5mm to 4.0mm as discussed below.

         Nike. The Nike is a rapid exchange catheter with a flexible proximal (nearer to the operator) shaft design coupled with a low profile distal (further from the operator) shaft. It is designed to allow greater access to smaller or more tortuous vessels.

         Elite. The Elite is a rapid exchange catheter with a smaller proximal shaft diameter. It incorporates the Nike distal shaft design with a stiffer metallic type of proximal shaft construction designed to allow greater operator control in maneuvering the balloon catheter while enhancing vessel imaging.

         Peak. The over-the-wire Peak catheter incorporates a stiffer proximal shaft for enhanced control and a flexible distal shaft for ease of access to more tortuous vessels. It was designed for the Japanese market, which generally favors over-the-wire catheters, although it is also sold in other countries.

Products Under Development

         The Company maintains an active research and development program designed to exploit its core technical expertise in stent systems, balloon catheters and related medical technologies. The Company has made a significant investment in developing its proprietary stent technology and believes its research and development commitment in this area is critical to its competitive position. Research and development expenses for fiscal 1996, 1995 and 1994 were approximately $6,480,000 ($3,880,000 after excluding a one-time compensation expense of $2,600,000 in connection with the termination of certain patent royalty obligations), $987,000 and $594,000 respectively.

         Bridge Stent. The Company is currently developing stents in lengths and diameters applicable to the treatment of atherosclerosis in peripheral vessels of the body. Pre-clinical studies have been completed for a renal artery stent system and initial clinical evaluations of the system have been conducted outside the United States, subject to regulatory approval where applicable, since August 1996. Additional evaluations for both the renal artery stent system and a stent system for use in iliac vessels will continue to be conducted outside the United States, subject to regulatory approval where applicable, and initial release of the product is expected in selected markets in late 1996.

         Micro Stent SVG. The Company is evaluating the application of stent and stent graft combination products to be utilized in coronary saphenous vein grafts. Stent and graft combinations are beginning to be recognized as an effective and less invasive alternative to the more traditional surgical approaches to the treatment of diffuse vascular disease and arterial aneurysms. A product in this area is expected to be available for pre-clinical studies and clinical evaluation outside the United States, subject to regulatory approval, where applicable, in 1997.

         Coated Stent. In September 1995, the Company obtained a royalty-bearing license to manufacture and sell stents bearing a coating or surface treatment derived from a mixture of heparin and certain photo-derivative binding compounds. The Company currently is cooperating with its licensor in the development of a heparin-coated stent. Pre-clinical studies of this product are currently being conducted and the Company expects to commence clinical trials outside the United States, subject to regulatory approvals, where applicable, in 1997.

         New Exchange Stent Delivery System. The Company is developing a new exchange stent delivery system designed to easily allow the physician to exchange catheters during a procedure. Initial in vitro and in vivo testing is complete. International clinical evaluations have provided positive feedback. The Company is in the process of completing additional in vitro testing which it intends to submit to the FDA. The Company will seek to include such product in the existing IDE for the Micro Stent, Micro Stent II and Micro Stent II XL.

         High Pressure PTCA Balloon. The Company intends to offer the high pressure balloon developed for the Micro Stent II HP as a stand-alone balloon angioplasty catheter. The Company intends to commence clinical evaluations outside the United States, subject to regulatory approval where applicable, in 1996.

         Self-Expanding Stents. The Company is involved in the development of a self-expanding stent for atherosclerotic disease in coronary arteries. The Company intends to utilize this device in order to offer an alternative to its balloon expandable stents. The self-expanding technology may also have applications in carotid or peripheral artery disease. The Company expects to submit an IDE application for the self-expanding stent in 1997.

         The Company also is reviewing potential products in other areas, including stent use in carotid and neurological applications and the use of alternative stent materials. There can be no assurance that any of the products above will be successfully developed, commercially released or accepted by the market or that regulatory clearance will be obtained from the necessary international or United States regulatory agencies.

Clinical Trial Activities

         The regulatory review process required for commercial sales of the Company's products varies from country to country. Most European countries do not require pre-market approval, with the exception of Spain, Italy, Belgium, Norway and Sweden. Additionally, clinical trials have not been required in most European markets prior to the initiation of commercial sales.

         By contrast, the United States and Japan both require government pre-market approval, rigorous in vitro and/or preclinical data and the completion of clinical trials prior to commercialization of new products. In Japan, the Company's distributors have received government approval for the sale of its Nike, Peak and Elite coronary balloon catheters systems. The required Japanese clinical trials for the Micro Stent have been completed. The results of these trials currently are being submitted to the Japanese government for approval. In the United States, the Company currently is conducting a clinical trial for the Micro Stent and Micro Stent II products under an IDE granted by the FDA.

         French law requires prior governmental notification and compliance with certain other requirements of certain experimental trials in France that are performed on humans for the purposes of developing biological or medical knowledge. There is some difference of opinion in the French medical community as to whether such requirements are applicable to clinical trials such as those involving the Company's products in France. To date, no such notification or compliance has been made with respect to the current clinical trials involving the Company's products in France. While the Company's French distributor has accepted responsibility for compliance with any applicable requirements, the Company's relationship with such distributor will be terminated as of September 30, 1996. There can be no assurance that the interpretation that such requirements are not applicable to the current clinical trials involving the Company's products in France will be accepted by French government authorities or, if such requirements were deemed applicable, that the Company will be able to comply with such requirements. Any enforcement action against the Company with respect to clinical trials in France could have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition to fulfilling the regulatory requirements for the sale of its products, the Company believes that clinical trials are an important method of demonstrating performance and expanding potential applications of the Company's products to physicians at leading medical centers participating in such trials. Accordingly, the Company believes that the results of such trials are also an important part of the Company's marketing programs and competitive positioning of the Company. Clinical results are inherently unpredictable and are influenced by the indications and endpoints chosen and the procedures used. Results from clinical trials sponsored by the Company, its competitors or a third party could delay or prevent regulatory approvals, reduce market demand and therefore have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company's interpretation of data from its clinical trials will be accepted by the FDA or other regulatory authorities or the medical community at large. In sponsoring clinical trials, the Company generally is involved in the design of the protocol for such trials, makes its stents available to the trials' investigators free of charge or at discounted rates, and aids with the patient enrollment procedures and other ministerial aspects of the trial as necessary, but otherwise does not participate in the performance of the trials. To date, the Company has sponsored the following completed and ongoing clinical trials (although the Company's French distributor is acting as the sponsor of all clinical trials in France until September 30, 1996).

         The Netherlands. The Company has received results from its first completed non-randomized, single-center trial of the Micro Stent, which study commenced in November 1994. The study was performed at the University Hospital in Leiden, The Netherlands on 85 patients. Indications for use of the stent included elective indications, suboptimal balloon angioplasty results and bailout (treatment of abrupt or threatened closure). In addition, 27% of patients treated in the study had previously suffered from acute myocardial infarction. Implantation was successful in 98% of cases. Procedural success (defined in this study as a diameter stenosis of less than 30% after stent implantation without the occurrence of clinical events within three weeks) was 85%. The six month follow up angiograms of 79 patients showed restenosis (defined as a 50% or greater reduction of the treated vessel diameter) in 13% of the stented segments.

         A single-center, 50-patient, non-randomized study of the Micro Stent II, with an elective indication for use, has been initiated at University Hospital in Leiden. Clinical endpoints will include acute and six-month safety endpoints and six-month angiographic restenosis. Angiographic analysis will be performed at Leiden with restenosis as the primary study endpoint. Patient enrollment has been completed and final results are expected in 1997.

         United States. FDA requirements for coronary stents mandate clinical trials utilizing randomized, concurrent control groups. In connection with the FDA approval process for the Micro Stent and the Micro Stent II, the Company has completed pre-clinical animal testing at Stanford University Medical Center, and has also completed biocompatibility testing and in vitro functional testing. In November 1995 the Company received approval from the FDA for a 700-patient, multi-center, prospective, randomized IDE study with the Micro Stent and Micro Stent II systems. Subsequently, the Company received FDA approval to include the Micro Stent II XL in the same study. The Company will also seek to include its New Exchange Stent Delivery System in the study. Patient enrollment is currently in progress.

         The study, entitled SMART (Study of Micro stent's Ability to limit Restenosis Trial), evaluates the treatment of untreated lesions in native coronary arteries, utilizing the JJIS Palmaz-Schatz stent as a concurrent control. SMART has an elective indication for use and will require follow up, utilizing a primary endpoint of clinically driven target site revascularization at nine months and various secondary endpoints (including angiographic restenosis). The Company worked with clinical consulting groups at the Washington Hospital Center (Washington, D.C.) and Beth Israel Hospital
(Cambridge, MA) with respect to the study's design and continues to work with these groups in trial and data coordination and angiographic core laboratory analysis. 40 medical centers are being utilized as investigation sites for the study.

         France. A two center, 100-patient study evaluating the Micro Stent II is currently being conducted by physicians at L'Institut Cardiovasculaire Paris Sud in Paris and at Unite Cardio Vasculaire in Marseilles. Optimal deployment pressures will be evaluated with intravascular ultrasound and angiographic and clinical restenosis will be measured. Six-month follow up will be conducted, with angiographic and intravascular ultrasound core lab analyses being performed by Washington Hospital Center. Final results are expected in mid-1997. Additionally, the same centers in Paris and Marseilles are conducting a 50-patient feasibility study evaluating the Micro Stent 2.5. Six-month follow-up will be conducted.

         Japan. The Company sponsored a multi-center, 124-patient, government-approved clinical study with six month follow up angiograms for the Micro Stent in Japan. The indications for use in the study were broad and included both abrupt and threatened closure following balloon angioplasty and elective indications. Preliminary analysis at three months indicates an average restenosis rate of approximately 26%, with large restenosis rate variability among the sites. At least one site (64 patients) only implanted Micro Stents in patients following JJIS stent deployment failure or when the investigator deemed the vessel morphology would be unsuitable for use of the JJIS stent. More than 50% of the stents in this study were implanted in vessels with diameters of less than 3.0 mm. The study has been completed and final results are expected in late 1996. Final submission to the Japanese authorities of the results of the clinical trial is expected in late 1996. The Company is currently in discussions with such authorities as to whether a second clinical study will be required for the Micro Stent II, Micro Stent II XL, Micro Stent 2.5 and AVE gfx Stent.

         Saudi Arabia. A 100-patient, randomized study of the Micro Stent II, with an elective stent implantation indication for use, has been initiated in Saudi Arabia that compares stenting to the combined use of a rotational atherectomy device with stenting. Clinical endpoints include acute and six-month safety endpoints and restenosis determined by six-month angiographic follow-up. Patient enrollment is currently in progress and final results are expected in late-1997.

         Spain. As part of the Spanish regulatory approval process, a clinical trial has been initiated for the Micro Stent, Micro Stent II and the Micro Stent II XL. The study is expected to be of approximately 300 patients and will be a nonrandomized, multi-center trial. Clinical endpoints are expected to include acute and six-month safety endpoints and restenosis determined by six-month angiographic follow-up. Patient enrollment is currently in progress with final results expected in late-1997.

         Switzerland and France. A 150-patient, randomized, multi-center trial of the Micro Stent has been initiated at the University of Lausanne Hospital in Switzerland and at Besencon, France utilizing the JJIS Palmaz-Schatz stent as a control. The study endpoints are deployment success and angiographic restenosis. Patient enrollment is underway, and final results are expected by mid-1997.

Distribution, Sales and Marketing

         The Company markets its Micro Stent systems and balloon angioplasty catheters internationally in over 30 countries. The Company currently sells its products directly in Germany and the United Kingdom and primarily through independent distributors elsewhere. Such distributors generally are granted the right to sell the Company's products within a defined territory and are typically permitted to sell other non competing medical products. All sales to distributors are denominated in U.S. dollars. The Company's distributors purchase the Company's products at discounts that vary by product and market. The distributors resell the products to health care providers such as hospitals at prices that are determined by the distributor. The Company's use of distributors does not allow the Company to control end-market prices charged for its products and may not result in the same level of sales and marketing efforts as would the use of a direct sales force by the Company. The Company currently does not have written agreements with most of its distributors.

         The Company continually reviews its existing distributor arrangements. The Company has notified its distributors in France, Switzerland, Belgium and The Netherlands that it will terminate its relationship with those distributors as of September 30, 1996. Thereafter, the Company expects to establish a direct sales force in those countries. Establishing a direct sales force in these countries will require significant time, management resources and expenditures and may result in substantial additional costs to eliminate existing distribution relationships or legal actions by former distributors. The
Company's distributors in France and Switzerland have commenced legal action against the Company in connection with the termination of the distribution relationship and its distributors in Germany, Belgium and The Netherlands have threatened legal action. See "Item 3. Legal Proceedings." Failure by the Company to quickly and cost-effectively establish effective sales forces in such countries, particularly in France, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects to establish a direct sales force in one or more additional countries in the future where it believes such an approach will benefit its competitive position.

         The Company has implemented a marketing and development program to support its sales in foreign markets as well as to increase its visibility with leading physicians. The Company has commenced a series of physician group training sessions in Europe designed to increase exposure to the Company's products and allow hands on demonstration and training. In addition, the Company is developing a small staff of clinical specialists to help coordinate clinical trials, work directly in the training of physicians and certain aspects of patient care, and otherwise support the Company's marketing and sales efforts.

         Substantially all of the Company's fiscal 1996 revenues were derived from export sales to non-affiliated international distributors, primarily in Europe and Japan. Cardiologic GmbH, Medi Service and Century Medical, Inc., distributors for the Company in Germany, France, and Japan, accounted for approximately 20%, 16% and 10%, respectively, of the Company's net sales in fiscal 1996. The Company terminated its distribution relationship with Cardiologic GmbH and Medi Service effective as of April 30, 1996 and September 30, 1996 respectively. The Company anticipates that substantially all of its revenues from product sales for at least the next 18 months will be derived from sales in foreign countries. International sales are subject to certain risks, including foreign medical regulations, export/import licenses, foreign currency fluctuations, economic or political instability, shipping delays and tariffs and other various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. As the Company develops an international sales force it expects to be more directly subject to foreign currency fluctuations to the extent such direct sales may be denominated in foreign currency.

Manufacturing

         The Company performs most of the steps for fabrication of its stents internally, including cutting, forming, connecting through proprietary attachment processes and electropolishing high quality medical grade stainless steel. To support this capability, the Company has designed manufacturing and testing equipment that has enabled the development and execution of proprietary processes not currently available from outside suppliers. For example, the Company has its own balloon and catheter extrusion equipment which allows for rapid prototyping and adherence to strict design specifications and quality standards in manufacturing.

         The Company's manufacturing engineers participate in the product design process so as to insure the Company's ability to achieve rapid and cost effective manufacturing capabilities for its products. The Company is committed to manufacturing internally as many of its products and components as practicable and believes that such a process better enables it to set, achieve and control high standards for the quality of its devices, reduce time to market, manage costs, maintain control over proprietary information, and execute improvements in design and manufacturing processes.

         The design, manufacture and assembly of certain proprietary components and materials used in the Company's balloon angioplasty and stent delivery catheters take place in the Company's facilities in Santa Rosa, California and those of Arterial Vascular Engineering Canada, Inc. ("AVEC"), a subsidiary of the Company located in Richmond, British Columbia. Though catheter components are fabricated in both facilities, all of the Company's products are finished and packaged in the Canadian facility. The Company's finished medical devices are shipped from AVEC's manufacturing facility to distributors outside of the United States.

         The Company currently executes all critical assembly operations in controlled environment rooms in which bacterial and airborne particulate levels are monitored. The Company believes that its current space, together with the space obtained by the recent purchase of an additional building in Santa Rosa, California, will be sufficient to serve its needs through at least fiscal 1997.

         The Company relies on some outside sources for catheter components and from time to time the Company has experienced shortages of certain supplied materials that have significantly affected its ability to produce enough product to satisfy market demand. The Company currently relies upon a single supplier of the medical grade stainless steel from which the Company's stents are machined. In fiscal 1995, the Company experienced a shortage in acceptable medical-grade stainless steel and was unable to supply products for a period of time. The Company is continually reviewing the capabilities of other potential suppliers of medical grade stainless steel, although to date none have been able to produce materials meeting the Company's quality standards. The failure to obtain sufficient quantities of component materials could have a material adverse effect on the Company's business, financial condition and results of operations.

         As the Company grows, it will be required to scale-up its production of new products and to increase its manufacturing capacity. In 1995, the Company experienced difficulties in producing sufficient volumes of products to satisfy demand, due in part to lower production yields associated with the commencement of large scale manufacturing of new products. In addition, due to manufacturing quality concerns, in 1994 the Company's Canadian subsidiary voluntarily recalled certain balloon dilatation catheters that were sold in international markets. The Company no longer sells such systems. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties experienced by the Company in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that the Company will be successful in scaling up or that it will not experience manufacturing difficulties or product recalls in the future.

Competition

         Competition in the market for the treatment of cardiovascular disease is intense and is expected to increase. The Company competes primarily with other producers of stent products. Boston Scientific Corporation, C.R. Bard, Inc., Cook, Inc., Guidant Corporation, JJIS, Medtronic, Inc. and Pfizer, Inc., among others, currently compete against the Company in the development, production and marketing of stents and stent technology. The Company believes that JJIS is currently the worldwide market leader with a majority of the market for stent devices. Currently JJIS and Cook have the only stents which have been approved by the FDA for sale in the United States. Earlier entrants in the market in a therapeutic area often obtain and maintain significant market share relative to later entrants. Many of the Company's competitors and potential competitors have substantially greater name recognition and capital resources than does the Company and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that the Company's competitors will not succeed in developing stents or stent systems, competing technologies or therapeutic drugs that are more effective or more effectively marketed than products marketed by the Company or that render the Company's technology obsolete.

         The Company believes that the primary competitive factors in the market for stent technology include product safety, quality, ease of use, clinical performance (radial strength, flexibility, radiopacity, low thrombosis risk and long term efficacy), delivery system characteristics (flexibility, reliability, ease of use), price, customer service and availability of third party reimbursement. In addition, the length of time required for products to be developed and to receive regulatory approval is an important competitive factor. The Company believes it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so.

         The Company believes that the increasing number of devices in the stent market and the desire of companies to obtain market share will result in increased price competition. Price reductions by the Company in response to competitive pressure could have a material adverse affect on the Company's business, financial condition and results of operations.

         In addition, the ability to use patents or other proprietary rights to prevent sales by competitors is an important competitive tool in the medical device industry. The Company believes that patents held by competitors may restrict its ability to market its current products in the United States. See "Patents and Proprietary Rights."

         The stent market is characterized by rapid technical innovation. Product development involves a high degree of risk and there can be no assurance that the Company's competitors and potential competitors will not succeed in developing and marketing technologies and products that are more effective than those developed and marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. The medical indications that can be treated by stents can also be treated by surgery, drugs, or other medical devices including stand alone balloon catheters, atherectomy catheters and lasers, many of which are widely accepted in the medical community. There is no assurance that a procedure using stent technology will be able to replace such established treatments or that clinical research will support the use of stents. Additionally, new surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use the Company's products.

Patents and Proprietary Rights

         The Company has filed U.S. and foreign patent applications to protect its proprietary position in stents. The Company also relies on trade secrets, technical know-how and technological innovation to maintain its competitive position. The Company's policy is to protect and enforce its patent and other intellectual property rights by appropriate action.

         The Company holds one issued United States patent and has several United States patent applications pending, and holds one Australian patent and has additional foreign patent applications filed. The Company's issued United States patent relates to the stent technology used in the Company's current stent systems. The Company also has a license to make and sell stents using technology covered by patents and patent applications of a third party. The technology which resulted in the Company's only issued patent was acquired from Endothelial Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS"). In June 1996, certain former shareholders of ESS, each of whom currently holds shares of Common Stock of the Company, filed an action against the Company seeking, among other things, to rescind the transfer of such technology from ESS and to transfer such patent to ESS. No assurance can be given as to the outcome of any such litigation. Loss or impairment of the right to produce products based on such patents could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 3. Legal Proceedings."

         A number of medical device and other companies, universities and research institutions have filed patent applications or have been issued patents relating to catheters, stents and delivery systems and there has been substantial litigation in this area. The Company's success will depend on its products not infringing patents issued to competitors. The Company is aware that the technology used in its current stent systems may be in conflict with certain United States patents held by competitors of the Company, which competitors are larger and have more substantial resources than the Company. These competitors can be expected to expend significant resources to attempt to enforce and/or defend the validity of their patents. The validity, scope and enforceability of one such patent held by a competitor is currently being challenged in litigation not involving the Company. In the event that such litigation is resolved unfavorably from the Company's perspective, the Company may be precluded from selling its current stent products in the United States.

         In anticipation of receiving approval for sale of its products in the United States, the Company is reviewing whether it may be necessary to modify its current technology or develop new products to avoid infringement under such United States patents. If the Company's products are determined to infringe and it cannot obtain a license on commercially reasonable terms or modify its current technology or develop new products to avoid infringement, such outcome could require the Company to cease its commercial activities and sales of the affected products and could have a material adverse effect on the Company's business, financial condition and results of operations. Modification of the Company's products or development of new products to avoid infringement may require the Company to conduct additional clinical trials for such new or modified products in connection with United States regulatory approval and to revise its filings with the FDA or other regulatory agencies.

         The Company is continually reviewing the scope of United States and foreign patents and the status of any litigation with respect to patents of interest of which it is aware. The question of infringement involves complex legal and factual issues and is highly uncertain. There can be no assurance that any conclusion reached by the Company regarding infringement will be consistent with the resolution of such issue by a court. In the event the Company's products are found to infringe patents held by competitors, there can be no assurance that the Company will be able to successfully modify its products to avoid infringement, or that any modified products will be commercially successful. Failure in such event to either develop a commercially successful alternative or to obtain a license to such patent on reasonable terms could have a material adverse effect on the Company's business, financial condition and results of operations. In any event, there can be no assurance that the Company will not be obliged to defend itself in court against allegations of infringement of third party patents. Patent litigation is very expensive and could subject the Company to significant liabilities, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

         The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications of the Company will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents or patents to which it has licensed rights will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents issued to or licensed by the Company or that may be issued in the future to the Company. Since patent applications in the United States are maintained in secrecy until patent issue, the Company also cannot be certain that others did not first file applications for inventions covered by the Company's pending patent applications, nor can the Company be certain that it will not infringe any patents that may be issued to others on such applications.

         The Company relies upon trade secret protection for certain aspects of its proprietary technology. The Company's policy is to have each employee and consultant enter into a confidentiality agreement containing provisions prohibiting the disclosure of confidential information to anyone outside the Company and requiring disclosure to the Company of ideas, developments, discoveries or inventions conceived during employment or service as a consultant, and assignment to the Company of proprietary rights to such matters related to the business and technology of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and proprietary know-how.

Government Regulation

         International sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process required for commercial sales varies from country to country. The products currently sold by the Company are subject to pre-market approval in Belgium, Italy, Norway, Spain and Sweden as well as to other regulatory requirements in these and other countries. Japan requires pre-market approval and the Company's Japanese distributors have received such approval for sale of its Peak, Nike and Elite coronary balloon catheter systems. With respect to its stent products, the Company expects to submit the results of clinical trials to Japanese regulators in late 1996 and such materials will undergo review. The Company is also currently working with Canadian authorities regarding approval of its stent products for sale in Canada. The Company may also be subject to regulations governing certain clinical trials in France. See "Clinical Trial Activities." The Company currently exports and sells the Micro Stent, the Micro Stent II, Micro Stent II XL and Micro Stent 2.5 and its line of balloon catheters in over 30 countries internationally, with full or limited release of the Micro Stent II LP, the Micro Stent II HP and the AVE gfx Stent currently in progress.

         The Company currently relies on its distributors for the receipt of pre-market approvals and compliance with clinical trial requirements in those countries that require them, and it expects to continue to rely on distributors in those countries where the Company continues to use distributors. The Company's distributors have received pre-market approvals in those countries that require them and in which the Company currently has commercial sales. There can be no assurance that the Company will be able to quickly and cost-effectively establish regulatory compliance operations with respect to those countries where it will establish direct sales operations. The Company has in the past discovered instances of regulatory noncompliance by its distributors, and has, in response, caused the applicable distributor to file revised governmental notifications, ceased to sell commercially its products in the applicable countries or otherwise acted so as to halt any ongoing noncompliance in such countries. While the Company is not aware of any pending or threatened governmental action against it in any country in which it has done business, any enforcement action by regulatory authorities with respect to past or any future regulatory noncompliance could have a material adverse effect on the Company's business, financial condition and results of operations. Pre-market approvals from particular countries within the European Economic Area (the 15 countries of the European Union and Norway and Iceland) will not be required after the Company has achieved compliance with the requirements of the Medical Devices Directive ("MDD") discussed below.

         In order to continue selling its products within the European Economic Area following June 14, 1998, the Company will be required to achieve compliance with the requirements of the MDD and affix CE marking on its products to attest such compliance. To achieve compliance, the Company's products must meet the Essential Requirements of the MDD relating to safety and performance and the Company must successfully undergo verification of its regulatory compliance ("conformity assessment") by a Notified Body selected by the Company. The Company has selected TUV Product Service as its Notified Body. The nature of such assessment will depend on the regulatory class of the product. Under European law, the Company's products are likely to be in Class III, the highest risk class, and therefore subject to the most rigorous controls. In the case of a Class III product, the Company can choose between two options. Under the first option, the Company must establish and maintain a complete quality system for design and manufacture as described in the MDD. The Notified Body must audit this quality system and determine if it meets the requirements of the MDD. In addition, the Notified Body must approve individually the design of each device in Class III. The second option involves a type examination and approval of the device by the Notified Body and, at the Company's choice, either setting up a complete quality system for manufacture, subject to assessment by the Notified Body or requesting the Notified Body to carry out batch testing of the finished product to verify its conformity. Irrespective of the conformity assessment route chosen, the Notified Body must verify that the products comply with the Essential Requirements of the MDD. In order to comply with these requirements, the Company must, among other things, carry out a risk analysis and present sufficient clinical data. The clinical data presented by the Company must provide evidence that the products meet the performance specifications claimed by the Company, provide sufficient evidence of adequate assessment of unwanted side effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. If the Company elects to carry out clinical investigations in the European Economic Area for the purpose of generating the data described above, it must comply with the relevant requirements of the MDD as they have been transposed into national law. This involves, at a minimum, securing an opinion of an ethics committee and notifying the national authorities of the trial. In addition to having to comply with the requirements of any particular country, the authorities have the right to prohibit a particular investigation and impose specific conditions. The Company will be subject to continued supervision by the Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are beyond the scope of the MDD.

         The  Company   believes  that  it  will  comply  with  the  CE  marking
requirements prior to June 14, 1998. Failure to do so would mean that the Company would be unable to sell its products in the European Economic Area unless and until compliance was achieved, which could have a material adverse effect upon the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to achieve or maintain compliance required for CE marking on all or any of its products or that it will be able to timely and profitably produce its products while complying with the requirements of the MDD and other regulatory requirements.

         In the United States, generally unless a medical device manufacturer can establish to the FDA's satisfaction that a newly developed device is "substantially equivalent" to a legally marketed device that does not itself require pre-market approval, the Federal Food, Drug and Cosmetic Act ("FDA Act") requires that the manufacturer submit a PMA for the device and obtain the FDA's approval of the PMA prior to marketing the device in the United States. It is expected that all of the Company's stent products will be subject to the PMA process. The first step in the PMA approval process is usually the submission to the FDA of the results of laboratory and pre-clinical studies, which typically must be conducted in compliance with the FDA's regulations governing Good Laboratory Practices, and a request for permission to clinically evaluate the device in humans under an IDE. Initiation of the study requires the approval of the FDA and of the institutional review board of the hospital or clinic participating in the clinical trial and written informed consent from all participating patients. Furthermore, FDA regulations subject sponsors of IDEs to certain requirements including proper monitoring of clinical investigations, selection of qualified investigators, recordkeeping, reporting of unanticipated adverse device events and submission of periodic progress reports. In addition, a sponsor is prohibited from promoting or commercializing a device prior to PMA approval. The PMA must contain, among other things, the results of the clinical trials, the results of all relevant bench tests, laboratory and pre clinical studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used for manufacture, including the method of sterilization. In addition, the submission must include the proposed labeling, advertising literature and physician training methods (if required). In general, data from adequate and well-controlled independent, statistically significant clinical trials must demonstrate the safety and effectiveness of the device in order to obtain approval of the PMA.

         After completion of the FDA's preliminary review, the submission is ordinarily sent to an FDA selected scientific advisory panel composed of physicians and scientists with expertise in the particular field. The FDA scientific advisory panel holds a public hearing concerning the PMA and then issues a recommendation to the FDA that may include conditions for approval. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable good manufacturing practices ("GMP") requirements. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will issue an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval order, authorizing commercial marketing of the device for certain indications. The sponsor may not promote the device for uses not approved by the FDA. The FDA also has the authority to impose certain postapproval requirements in a PMA approval order, including postapproval surveillance studies further evaluating the safety, efficacy and reliability of the device. Failure to comply with any postapproval requirements may lead to withdrawal of FDA approval. The PMA review and approval process generally takes more than a year to complete from the date of acceptance by the FDA for filing, and may take substantially longer. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA. Certain modifications to medical devices require FDA clearance, either under the IDE or in a PMA supplement. Such IDE and PMA supplements relating to product modifications require the submission of the same type of information required for an initial application, but because such subsequent filings need only contain sufficient information to support the change, they are generally more brief. The FDA generally does not use an advisory panel review for PMA supplements.

         In November 1995, the Company received FDA approval for an IDE to conduct clinical trials of its Micro Stent and Micro Stent II products. The Company has supplemented such IDE to include the Micro Stent II XL product, and will also seek to include its New Exchange Stent Delivery System in such IDE. The Company does not expect to receive PMA approval for any of these products prior to 1998, and there can be no assurance that such approval will be received at all.

         The Company's Santa Rosa facility manufactures only components (not finished devices) and the finished devices are assembled in the AVEC facility and are not marketed in the United States. Under current law, at such time as the Company manufactures finished devices in the United States or imports or offers finished devices for import into the United States, the GMP regulation will apply and the FDA will inspect the Company's manufacturing facilities on a regular basis for compliance with applicable FDA regulations including GMP. Under a 1993 proposal to revise the GMP regulation, manufacturers of device components made specifically for human use would be subject to its requirements. A final rule is expected to be promulgated later this year, and may or may not apply GMP requirements to components. In any event, the GMP regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. The Company will also be required to comply with various FDA requirements for labeling. Furthermore, the Company will be required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the Company, its officers and its employees.

         The Company exports to its Canadian subsidiary its stent components, stent delivery system components and balloon angioplasty catheter components for final assembly, distribution and sale. The Company believes that its export of these components does not subject the Company to export approval requirements under the FDA Act. However, the FDA could determine in the future that the Company's export of components is not in compliance with the FDA Act or the FDA's regulations or policies, or that such exports will be prohibited in the future. Failure to comply with applicable FDA or other applicable regulatory requirements can result in fines, injunction, civil penalties, recall or seizure of products, total or partial suspension of production and criminal prosecution. In addition, the manufacturing operations at the facilities of AVEC are subject to Canadian medical device regulations. In February 1996, a medical device inspector with the Canadian government inspected AVEC's facility and determined that AVEC's operations were in compliance with such regulations. However, Canadian authorities could determine in the future that AVEC's operations are no longer in compliance with such regulations, and a restriction or prohibition against the export by the Company of components for final assembly in Canada or another country could require the Company to make substantial changes to its manufacturing operations and have a material adverse effect on the Company's business, financial condition and results of operations.

         The AVEC facility was inspected in March 1996, by the Australian Government Therapeutic Goods Administration ("TGA"). The TGA found the AVE/AVEC quality system to be in compliance with the applicable Australian standard, European quality systems standard EN 46001.

Third-Party Reimbursement

         Sales volumes and prices of the Company's products are heavily dependent on the availability of reimbursement from third party payors, such as government and private insurance plans, health maintenance organizations and other sources of reimbursement for health care costs ("Third-Party Payors"). Individuals are seldom, if ever, willing or able to pay directly for the costs associated with the use of the Company's products. In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans and labor unions. The market in the United States is moving rapidly in the direction of managed care, in which Third-Party Payors attempt to shift financial risk to providers of health care through mechanisms that, among other things, involve fixed payments for a defined treatment or episode of care. In addition, Third-Party Payors attempt to contain health care costs by influencing the clinical decision making of health care providers in the direction of what is deemed to be "cost effective care." Some Third-Party Payors may also contract on an exclusive basis with a single provider of an ancillary service or product to obtain the lowest possible price and then induce providers or insured individuals to deal only with the contracted source by limiting routine insurance coverage to services or supplies obtained from that source.

         The federal Medicare program and other major Third-Party Payors in the United States generally reimburse most acute, general care hospitals for inpatient medical treatment, including all operating costs and all furnished items or services, including devices such as the Company's, at a prospectively fixed rate based on the diagnosis-related group ("DRG") that covers such treatment, as established by the federal Health Care Financing Administration. For interventional procedures, the fixed rate of reimbursement is based on the procedure or procedures performed and is unrelated to the specific devices used in that procedure. In addition, each interventional DRG payment is calculated to reflect the costs of a specific procedure or type of procedure. At present, there is uncertainty as to which DRG applies to procedures using the Company's stents. If a procedure is not covered by a DRG, other Third-Party Payors may in many cases deny reimbursement. Alternatively, a DRG may be assigned that does not reflect the costs associated with the use of the Company's stent, resulting in underreimbursement.

         Third-Party Payors that do not use prospectively fixed payments increasingly use other cost containment devices, such as having exclusive suppliers or approved lists of devices deemed to be "cost effective," and requiring discretionary, prior authorization for exceptions. In addition, Third-Party Payors may deny reimbursement if they determine that the device used in a treatment was not a covered device or was unnecessary, inappropriate, experimental, used for a nonapproved indication or not cost effective. In other situations, Third-Party Payor cost containment efforts may pose barriers to the use of the Company's products if, for example, the products are not on a Third-Party Payor's approved list of devices. Accordingly, providers must determine that the clinical benefits of stents justify the additional cost or the additional effort required to obtain prior authorization or coverage and the uncertainty of actually obtaining such authorization or coverage. Reimbursement of angioplasty procedures is covered under a DRG, but because the amount of reimbursement is fixed by Medicare and some other Third-Party Payors, the amount of potential profit relating to the procedure may be reduced by the additional use of the Company's stent systems.

         While the Company  believes  that the use of stents may  continue to be cost effective for many medical indications, the Company believes that reimbursement in the future are becoming subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance as to either United States or foreign markets that third party reimbursement and coverage will be available and adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation or reimbursement policies of Third-Party Payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis, particularly if the Company's stents are more expensive than competing stents. The unavailability of Third-Party Payor coverage or the inadequacy of reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability and Insurance

         Medical device companies are subject to a risk of product liability and other liability claims in the event that the use of their products results in personal injury claims. Although the Company has not experienced any product liability claims to date, any such claims could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains liability insurance with coverage of $20 million per occurrence. There can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially acceptable terms, or at all.

Environmental Matters

         The Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain hazardous and potentially hazardous substances used in connection with the Company's operations. Although the Company believes that it has complied with these laws and regulations in all material respects and to date has not been required to take any action to correct any noncompliance, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental regulations in the future.

Certain Business Risks

         The Company only began commercial sales of its balloon angioplasty catheters in October 1993 and its stent systems in October 1994. The Company has limited experience in manufacturing, marketing and selling its products
commercially.   The  Company  has  recently  experienced  rapid  growth  in  its facilities and the number of its employees, the number of products under development, the number and amount of products manufactured and sold and the geographic scope of its sales. In order to support increased levels of sales in the future and to augment its long-term competitive position, the Company anticipates that it will be required to make significant additional expenditures in manufacturing, research and development, sales and marketing and administration, both in absolute dollars and as a percentage of sales. While the Company has commenced the implementation of improved financial and management systems, is increasing personnel and expects to increase substantially its efforts in these areas, there can be no assurance that such systems and personnel will be efficiently integrated or will be adequate for the management of the Company's current or future operations, or that the Company will be able to manage such growth effectively.

         The Company has a limited operating history upon which an evaluation of its prospects can be made. There can be no assurance that the Company will grow or that the Company's future financial results will be comparable to its recent results. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the levels of third-party reimbursement, the Company's success in expanding its direct sales force and distribution channels and whether the Company can develop and market new products and control costs. In addition, the Company's future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the medical device industry, which is characterized by intense competition, rapid technological change and significant regulation.

         The Company's success is dependent upon acceptance of its stent systems and balloon angioplasty catheters by the medical community as reliable, safe and cost effective. The Company has only limited clinical data regarding the efficacy of the stent systems it currently sells. The Company and other producers of stents are engaged in clinical studies of stent systems, including in some cases comparison of the Company's stents to those of competitors. Clinical results are inherently unpredictable and are influenced by the indications and endpoints chosen and the procedures used. There can be no assurance that results from clinical trials sponsored by the Company, its competitors, or a third party will not delay or prevent regulatory approvals, reduce market demand for the Company's products or that the Company's interpretation of data from its clinical trials will be accepted by the FDA or other regulatory authorities or the medical community at large.

         In fiscal 1996, the vast majority of the Company's total sales were derived from sales of its stent systems. The success of these products depends, among other things, on the nature of the technological advances inherent in the products' design, clinical trial results, market acceptance of the products, and the Company's receipt of regulatory approvals for the products. There can be no assurance that clinical trial results will be favorable, that required regulatory approvals will be obtained, or that recently introduced products or future products will gain market acceptance. Unfavorable clinical trial results, failure to obtain regulatory approvals or failure to gain market acceptance for the Company's recently introduced products or future products could have a material adverse effect on the Company's business, financial condition and results of operations. The life cycle of the Company's products is difficult to predict. To the extent demand for any of the Company's products declines and the Company's newly introduced products are not commercially accepted, there could be a material adverse effect on the Company's business, financial condition and results of operations.

         The medical device industry is characterized by rapid and significant technological change. The Company's future success will depend in large part on whether the Company can continue to respond to such changes, and whether it can expand the indications and applications for which its products are used, through the timely development and successful introduction of enhanced and new versions of its stents systems and balloon catheters. Product research and development will require substantial expenditures and has inherent risks, and there can be no assurance that the Company will be successful in identifying products for which demand exists, in developing products that have the characteristics necessary to treat particular applications, or that any new product introduced will receive regulatory approval or be commercially successful.

Employees

         At August 31, 1996, the Company had approximately 434 regular and temporary employees worldwide of which 52 were involved in research and development, 285 in manufacturing and manufacturing support, 32 in sales and marketing, 49 in quality assurance and regulatory and clinical affairs and 16 in finance and administration. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

 Executive Officers of the Company

         The executive officers of the Company and their ages and positions as of September 16, 1996 are as follows:

      Name             Age                     Position
      ----             ---                     --------
Bradly A. Jendersee     35    Chairman of the Board of Directors, Chief
                              Executive Officer and President
Robert D. Lashinski     35    Vice President, Research and Development
                              and Director
John D. Miller          39    Vice President, Finance, Chief Financial Officer,
                              Secretary, Treasurer
                              and Director
W. Kevin Bedsole        36    Vice President, Worldwide Sales and Marketing
Gregory M. French       35    Vice President, Manufacturing
John A. Schiek          41    Vice President, Regulatory Affairs &
                              Quality Assurance
Creg W. Dance           43    Director of Canadian Operations, AVEC


         Bradly A. Jendersee is a founder of the Company and has served as Chairman of the Board of Directors, Chief Executive Officer and President since August 1993, as Director of Research and Development from October 1991 to June 1992 and as Vice President of Operations from June 1992 to August 1993. Prior to joining the Company, Mr. Jendersee served as a Principal Research and Development Engineer at Schneider (USA) Inc., a medical device manufacturer and subsidiary of Pfizer Inc. ("Schneider") from February 1991 to October 1991, and as the Research and Development Engineering Manager of Angioplasty Products with Mallinckrodt Medical, Inc., Cardiology Division, a medical device manufacturer from September 1989 to February 1991. Mr. Jendersee also served with Advanced Cardiovascular Systems, Inc., a subsidiary of Eli Lilly & Company ("ACS"), for over three years. Mr. Jendersee holds a B.S. degree from the University of Minnesota.

         Robert D. Lashinski has served as Vice President of Research and Development since January 1995 after joining the Company in July 1992 as Director of Research and Development. Mr. Lashinski has served as a director of the Company since August 1993. Mr. Lashinski was employed with Schneider from October 1990 to June 1992 in both manufacturing and research and development capacities. In 1989, Mr. Lashinski was a founder of Danforth Biomedical Inc., which focuses on the research and development of vascular therapeutic devices. Prior to 1989 Mr. Lashinski served with ACS in the capacities of Advanced Development Engineer and Manager of Equipment Design and Development for its pilot and manufacturing facilities. Mr. Lashinski holds a B.S. degree from the University of Minnesota.

         John D. Miller, C.P.A. is a founder of the Company and has served as Vice President, Finance since January 1996, Secretary since May 1995 and Chief Financial Officer, a Director and Treasurer since the Company's inception in July 1991. Prior to his position as Vice President, Finance, Mr. Miller served as Director of Finance from July 1991 to January 1996. Mr. Miller performed his duties to the Company as a consultant from July 1991 to January 1995 when he began devoting his full working time to the Company. A graduate of Hofstra University, Mr. Miller was a partner in a New York accounting firm until 1990, when he went into private practice. Mr. Miller is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

         W. Kevin  Bedsole  has served as Vice  President,  Worldwide  Sales and
Marketing since January 1996 and served as Director of Worldwide Sales and Marketing from March 1993 to January 1996. Prior to joining the Company, Mr. Bedsole spent seven years in interventional cardiology device sales with Cordis Corporation, a medical device manufacturer. Mr. Bedsole also was employed for two years as Territory Sales and Product Manager for a Florida based distributor of Spacelabs critical care monitoring systems. Mr. Bedsole holds a B.S. degree from Florida State University.

         Gregory M. French has served as Vice President of Manufacturing since January 1996 and served as Director of Manufacturing from October 1992 to January 1996. From January 1989 to October 1992, Mr. French managed Northern California manufacturing operations for Peripheral Systems Group, a medical device manufacturer and a division of Eli Lilly ("PSG"), and also managed PSG's Advanced Development Group. From June 1985 to January 1989, Mr. French was employed by ACS, where he managed the development of many new products. Mr. French holds a B.S. degree from the California Polytechnic State University, San Luis Obispo.

         John A. Schiek has served as Vice President of Regulatory Affairs and Quality Assurance since January 1996 and served as Director of Regulatory Affairs and Quality Assurance from February 1993 to January 1996. From January 1989 to 1992, Mr. Schiek was the quality and reliability engineering department head and from 1992 to 1993 was a member of the executive staff in charge of Quality Assurance and Regulatory Affairs at PSG. From November 1986 to January 1989, Mr. Schiek worked for ACS as a Quality Engineering Specialist. Mr. Schiek has worked in the fields of quality assurance, product development and program evaluation since 1979 and is an ASQC Certified Quality Engineer, Certified Reliability Engineer and Certified Quality Auditor. Mr. Schiek holds a B.A. degree from the University of Wisconsin Milwaukee and an M.S. degree in Quality Assurance from San Jose State University.

         Creg W. Dance has served as Director of Canadian Operations at AVEC since joining the Company in January 1995. From 1989 to January 1995, Mr. Dance was Director of Research and Development and Clinical Research at Lake Region Manufacturing Co., Inc., a medical device manufacturer. From 1986 to 1989, Mr. Dance served as Manager of Research and Development and Manufacturing -- Catheter Division with Medtronic, Inc., a medical device manufacturer and from 1983 to 1986, served as Manufacturing Engineering Manager of ACS. Mr. Dance holds a B.S. degree from Southern Illinois University.

ITEM 2. PROPERTIES

         The Company leases or subleases approximately 42,000 square feet in Santa Rosa, California, which house the Company's headquarters, administrative offices, research laboratories, and component manufacturing and warehousing facilities. All of such leases and subleases were originally due to expire on November 30, 1996, however, leases on approximately 27,000 square feet have now been extended until November 30, 1997. The Company's wholly owned subsidiary, AVEC, leases approximately 14,000 square feet in Richmond, British Columbia, which house AVEC's offices and assembly facilities. The leases for such facilities expire at various times between December 1996 and June 1999. The Company's international subsidiaries maintain international sales offices in Germany and the United Kingdom and are establishing offices in France,
Switzerland and The Netherlands. The Company's European subsidiaries collectively lease administrative offices and warehouse space of approximately 6,500 square feet under leases that expire at various times between June 1998 and May 2006.

         In May 1996, the Company purchased a 65,000 square foot building in Santa Rosa, California which will serve as its corporate headquarters. The transfer of operations from its currently leased facilities will be phased in over a period of approximately one year commencing September, 1996.

         The Company believes that its facilities are adequate to meet its space requirements through at least fiscal 1997.

ITEM 3. LEGAL PROCEEDINGS

         ESS Litigation. In October 1992, a subsidiary of the Company purchased substantially all the assets ESS in consideration of certain royalty payments payable by the Company based on the net sales of products using or adapted from such assets. The purchased assets included the technology which resulted in the Company's only issued patents. Following such asset purchase, the Company between June 1993 and March 1995 purchased 100% of the shares of capital stock of ESS from its shareholders in consideration of shares of Common Stock of the Company and ESS was merged into the Company. In June 1996, the Company received notice of a lawsuit filed by Dr. Azam Anwar and Benito Hidalgo in the District Court of Dallas County, Texas. The suit names as defendants the Company, Bradly
A. Jendersee and John D. Miller, each a director, officer and principal stockholder of the Company, Dr. Simon H. Stertzer, a director and principal stockholder of the Company, and Dr. Gerald Dorros, a principal stockholder of the Company. The suit alleges common law fraud, misrepresentation, securities fraud, breach of fiduciary duty and constructive fraud by the defendants in connection with the Company's acquisition of ESS and the Company's acquisition of shares of ESS from the plaintiffs. The plaintiffs seek unspecified damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS, interest and attorneys' fees and other costs. The defendants, including the Company, have filed special appearances and motions objecting to jurisdiction and, subject thereto, motions to dismiss based on forum non conveniens and, subject thereto, original answers. The Company has also received notice of a lawsuit filed by Messrs. Anwar and Hidalgo in the Superior Court of Sonoma County, California, which names the same defendants as the Texas action and alleges claims for securities fraud and unregistered securities under the California securities laws, breach of fiduciary duty and fraud. The plaintiffs seek unspecified damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, and reconstitution of ESS. The Company believes it has meritorious defenses to the claims in both the Texas and California actions and intends to vigorously defend itself. However, no assurance can be given as to the outcome of either action. The inability of the Company to prevail in these actions, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

         On July 11, 1996, the Company, along with the individual defendants named in the Texas and California actions, filed two actions against Mr. Hidalgo in the Superior Court of San Mateo County, California. The first action alleges claims for specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief based on indemnity. These claims arise out of a stock exchange agreement entered into between Mr. Hidalgo and the Company, and out of Mr. Hidalgo's actions as a director of ESS. The second action alleges claims for specific performance, breach of contract, and breach of the implied covenant of good faith and fair dealing. These claims arise out of a separation and release agreement entered into between Mr. Hidalgo and the Company. The Company believes it has meritorious claims in both actions. However, no assurance can be given as to the outcome of either action.

         Claims of Terminated Distributors. In connection with the Company's termination of certain distributor relationships, several of such distributors have filed, or have threatened to file, claims against the Company with respect to such terminations.

         In early 1996, in connection with the Company's termination of its distribution relationship with Cardiologic GmbH effective April 1996, the Company received notice from such distributor alleging an exclusive distribution agreement between the parties with a term expiring in December 1998. The distributor threatened to file an action for breach of the alleged agreement, including making a claim for compensation equal to one year's average commission and seeking to enjoin distribution of the Company's products in Germany.

         On July 3, 1996, in connection with the Company's termination of its distribution relationship with Alfatec-Medicor N.V. and Medicor Nederland B.V. in Belgium and The Netherlands, respectively, effective September 30, 1996, the Company received notice from such distributors alleging insufficient notice of termination of a distribution agreement between the parties. The distributor sought compensation of BF168,509,312 (approximately US$5,500,000 using current exchange rates). In early September 1996, such distributors delivered to the Company a settlement proposal that the Company repurchase the Company-related inventory held by such distributors and pay termination indemnities of an aggregate of BF105 million (approximately US$3,434,000 using current exchange rates). The Company has requested from such distributors information that would support their claims for indemnification, but has not yet received such information. Such settlement proposal expired on September 20, 1996, and the distributors have threatened litigation with respect to their claims.

         On August 19, 1996, in connection with the Company's termination of its distribution relationship with Medicor AG and Medicor Zug AG, effective September 30, 1996, such distributor filed an action against the Company in the United States District Court for the Northern District of California alleging breach of written, oral and implied-in-fact contracts, inducement to breach an employment contract with one of such distributor's employees, intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, misappropriation of trade secrets, and intentional and negligent misrepresentation. The distributor seeks damages of in excess of $5,000,000, incidental and consequential damages, injunctions restraining the Company from hiring the employee for one year from his last date of employment with such distributor and from using purported trade secrets of such distributor in connection with the Company's sales efforts, unjust enrichment damages, punitive damages, interest and attorneys' fees and other costs. On September 20, 1996, the court handed down an interim order temporarily limiting the contact that such employee could have with customers of such distributor pending a further hearing regarding possible injunctive remedies on October 11, 1996. The court refused to enjoin the Company's hiring of such employee or the marketing by the Company of its products to the customers of such distributor.

         On August 28, 1996, in connection with the Company's termination of its distribution relationship with Medi Service, S.A.R.L./Fournitures Hospitalieres S.A. effective September 30, 1996, the Company received notice from such distributor that it had filed an action before the Tribunal de Grande Instance of Mulhouse in France for breach of alleged exclusive distribution agreement for an indeterminate period between the parties. The action included a claim for compensation equal to the total value of such distributor's business, which the distributor valued at FF400,000,000 (approximately US$8,000,000 using current exchange rates). The Company counterclaimed for unpaid accounts receivable of US$1,574,697 and for damages for abusive legal proceedings. The parties filed their briefs and made their oral arguments on September 9, 1996. On September 23, 1996, the Tribunal orally announced that it had rejected nearly all of the distributor's claims as well as the Company's counterclaim for abusive legal proceedings. The Tribunal reserved judgement with respect to the repurchase of Company-related inventory sought by such distributor and the payment of unpaid accounts receivable sought by the Company. It is expected that such issues will be placed on the Tribunal's procedural calendar for resolution on or about October 18, 1996.

         With respect to each of the aforementioned distributors, the Company has consulted with local counsel in the applicable country and believes that the termination of each of the distributor relationships was lawful. The Company understands that under the laws of certain countries, including Belgium and The Netherlands, under certain circumstances, certain indemnities may be claimed by distributors for insufficient notice of termination and/or goodwill compensation. The Company intends to vigorously defend itself against pending claims and any other claims that may be brought by such distributors. However, no assurance can be given as to the outcome of any pending or threatened litigation, and any successful claim for damages or injunctive relief by one or more of such distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

         From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business. As of the date hereof, the Company is not a party to any other legal proceedings with respect to which an adverse outcome would, in management's opinion, have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.



                                     PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  STOCK AND RELATED
        STOCKHOLDER MATTERS

Market Information

         The Company's common stock trades on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "AVEI". The following table sets forth the high and low closing sales prices for the Company's Common Stock since public trading commenced on April 3, 1996, as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions.

                                                          High         Low
                                                          ----         ---
         Year ended June 30, 1996
         Fourth Quarter (beginning April 3)              $49.50       $29.50

         As of September 16, 1996, there were approximately 109 stockholders of record (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 2,000 beneficial holders of the Company's Common Stock. The Company's stock price has been and may continue to subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company participates in a highly dynamic industry, which has and may continue to result in significant volatility of the price of the Company's Common Stock. Announcements of technological innovations or new products by the Company or its competitors, release of reports by securities analysts, developments or disputes concerning patents or proprietary rights, regulatory developments, changes in regulatory or medical reimbursement policies, economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Common Stock. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies or industries.

Dividend Policy

         The Company has not historically paid cash dividends and currently intends to retain any future earnings for use in its business for the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA



                                                                                                                     July 30, 1991
                                                                                                                      (Inception)
                                                                           Fiscal Year Ended June 30,                   Through
                                                        ----------------------------------------------------------      June 30,
                                                           1996            1995            1994             1993         1992
                                                         --------        --------        --------         --------      --------
                                                                            (in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales                                                    $ 55,228        $ 17,141        $  2,897         $     15      $      7
Cost of sales                                              10,565           4,515           1,631                5             1
                                                         --------        --------        --------         --------      --------
Gross margin                                               44,663          12,626           1,266               10             6
Operating expenses:
   Research and development                                 6,480             987             594              398           365
   Selling, general and                                     8,437           1,807             870              973           233
   administrative
   Settlement costs                                          --               425             358             --            --
                                                         --------        --------        --------         --------      --------
Operating income (loss)                                    29,746           9,407            (556)          (1,361)         (592)
Interest and other income                                   1,460             237              21              549            17
                                                         --------        --------        --------         --------      --------
Income (loss) before provision for                         31,206           9,644            (535)            (812)         (575)
income taxes
Provision for income taxes                                 10,766           3,004               3                2             1
                                                         --------        --------        --------         --------      --------
Net income (loss)                                        $ 20,440        $  6,640        $   (538)        $   (814)     $   (576)
                                                         ========        ========        ========         ========      ========



Net income (loss) per share                              $   0.71        $   0.24        $  (0.03)        $  (0.04)     $  (0.05)
Shares used in per share calculation                       28,260          27,194          21,290           20,045        11,002


                                                                                               June 30,
                                                             ---------------------------------------------------------------------
(in thousands)                                                 1996            1995          1994            1993          1992
                                                             ----------     ---------     ----------      ----------    ----------
Consolidated Balance Sheet Data:
Cash and cash equivalents                                    $ 59,238       $  2,533       $  1,882        $     82      $    635
Working capital                                               106,925          4,413            415             161           735
Total assets                                                  122,157         13,089          3,086             706         1,188
Retained earnings (accumulated deficit)                        25,152          4,712         (1,928)         (1,390)         (576)
Total stockholders' equity                                    116,571          8,129          1,004             607         1,163


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements in this Item 7. include, without limitation, statements regarding the extent and timing of new product introductions, competition, regulatory approvals, expenditures and margin levels, and the establishment of direct sales forces in targeted countries. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional risk factors include those discussed in the section entitled "Item 1. Business", as well as those that may be set forth in the reports filed by the Company from time to time on Forms 10-Q and 8-K.

         Since its inception in 1991, the Company has been engaged in the design, development, manufacturing and marketing of stent systems and balloon angioplasty catheters designed to be utilized in connection with the treatment of atherosclerosis. The Company began commercial sales of its balloon angioplasty catheters in October 1993 and its coronary stents in October 1994. The Company's products are currently commercially sold only outside of the United States, primarily in Europe and Japan. In Japan, the Company currently sells only balloon catheters. The Company is seeking regulatory approval for sale of certain of its stent systems in Japan and Spain. In November 1995, the Company received FDA clearance to conduct clinical trials with the Micro Stent and Micro Stent II in the United States under an IDE. Subsequently, the Company received FDA approval to include the Micro Stent II XL in the same study. The Company does not expect FDA approval of its stent products for sale in the United States prior to 1998, and there can be no assurance when or if such approval will be obtained. As a result, the Company expects international sales to account for substantially all of its revenues for at least the next 18 months. The Company expects to incur substantial clinical research and other costs in connection with obtaining regulatory approvals for its stents in the United States and other countries.

         The Company has a limited history of operations and only began to generate positive net income in fiscal 1995. The increase in the Company's sales to date has been due to greater demand for the Company's stent systems and, to a lesser degree, its coronary balloon catheter systems. In order to support increased levels of sales in the future and to augment its long term competitive position, the Company anticipates that it will be required to make continuing significant additional expenditures in manufacturing, research and development, sales and marketing and administration, both in absolute dollars and as a percentage of sales. In addition, the Company has experienced higher administrative expenses resulting from its obligations as a public reporting company.

         To date, substantially all of the Company's sales have been to international distributors who resell products to health care providers. The Company continually reviews its existing distributor arrangements. The Company terminated its relationship with distributors in Germany and the United Kingdom in April and May 1996, respectively, and has now established a direct sales force in those countries. In addition, the Company has notified its distributors in France, Switzerland, Belgium and The Netherlands that it will terminate its relationship with those distributors effective October 1, 1996. Thereafter, the Company expects to establish a direct sales force in those countries. The establishment and maintenance of direct sales forces will require significant ongoing expenditures, additional management resources and may result in additional costs to eliminate existing distributor relationships (including litigation by former distributors), and there can be no assurance that any such direct sales force will be successful. See "Item 3. Legal Proceedings."

         The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate it will develop a material backlog in the future.

         The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including the timing of new product introductions or transitions to new products, competition (including pricing pressures), actions related to regulatory and third party reimbursement matters, the Company's ability to manufacture its products efficiently, the timing of research and development expenses (including clinical trial related expenditures), and seasonal factors impacting the number of elective angioplasty procedures. In addition, the Company's results of operations could be affected by the timing of orders from distributors, expansion of the Company's distributor network (including expenses in connection with termination of former distributors), the ability of the Company's distributors to effectively promote the Company's products and the ability of the Company to quickly and cost-effectively establish a direct sales force in targeted countries. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts. The Company has previously experienced, and it is likely to re-experience in one or more future quarters, operating results which are below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock has been and would likely be materially and adversely affected.

Results of Operations - Years Ended June 30, 1996 and 1995

         Net sales. The Company's net sales for fiscal 1996 were $55.2 million, an increase of $38.1 million or 223% from $17.1 million in fiscal 1995. The increase in net sales principally reflected additional unit sales of the Micro Stent family of products, particularly the Micro Stent II that was released in certain countries internationally in October 1995. The Company anticipates that stent sales will continue to increase as a percentage of total net sales. In the fourth quarter of fiscal 1996, the Company commenced direct sales operations in the United Kingdom and Germany. All other sales made by the Company are at present through unaffiliated distributors; however, the Company plans to begin selling directly in France, Switzerland, Belgium and The Netherlands in the second quarter of fiscal 1997.

         Cost of sales. Cost of sales increased in absolute dollars to $10.6 million in fiscal 1996 from $4.5 million in fiscal 1995, and decreased as a percentage of net sales to 19% in fiscal 1996 from 26% in fiscal 1995. The increase in absolute dollars was primarily a result of the increase in the volume of products sold and, to a lesser extent, the costs of additional manufacturing capacity and personnel necessary to support increased sales volume. The decrease as a percentage of net sales resulted primarily from the leveraging of certain fixed overhead expenses across a higher base of sales and as a result of the change in sales mix towards higher margin stent systems. The direct sales operations that commenced in the fourth quarter of fiscal 1996 in the United Kingdom and Germany did not significantly affect the gross margin. The Company expects that the present and anticipated direct sales operations in Europe, coupled with an expected continuing shift in sales mix towards higher margin stent systems, will generally support the margin levels of fiscal 1996. These positive effects on the gross margin are likely to be offset by increased pressure on sales prices from competition and increased manufacturing and facility costs as the Company's operations continue to expand. Thus, there can be no assurance that cost of sales as a percentage of total net sales will continue to decrease.

         Research and development. Research and development expenses increased to $6.5 million in fiscal 1996 from $1.0 million in fiscal 1995. A one-time compensation expense of $2.6 million was recognized in fiscal 1996 in connection with the termination of certain patent royalty obligations discussed below. Excluding the effect of this charge, research and development expenses increased to $3.9 million or 7% of net sales for fiscal 1996 from $1.0 million or 6% of sales for fiscal 1995. The increase was primarily due to the addition of research and development personnel and the commencement of clinical trials with the Micro Stent and Micro Stent II following FDA clearance in November 1995. The Company expects research and development expenditures to continue to increase both in absolute terms and as a percentage of net sales as United States and international clinical trial activities increase in size and scope and as new product development activities increase.

         Selling, general and administrative. Selling, general and administrative expenses increased to $8.4 million in fiscal 1996 from $1.8 million in fiscal 1995. A one-time compensation expense of $2.6 million was recognized in fiscal 1996 in connection with the termination of certain patent royalty obligations discussed below. Excluding the effect of this charge, selling, general and administrative expenses increased in absolute dollars to $5.8 million or 11% of net sales for fiscal 1996 from $1.8 million or 11% of net sales for fiscal 1995. The increase in absolute dollars primarily reflected additional costs of marketing and other personnel necessary to support the
Company's increased level of operations and, to a lesser extent, expenses resulting from the Company's status as a public company. The Company expects selling, general and administrative expenses to increase both in absolute dollars and as a percentage of sales in the future primarily due to the recent and anticipated commencement of direct sales operations in certain European countries, as well as increases in sales and support staff necessary to introduce, market and support new products and increased finance and administrative costs in connection with public company obligations.

         Interest and other income. Interest and other income increased to $1.5 million in fiscal 1996 from $0.2 million in fiscal 1995. The increase principally reflects additional interest on increased cash balances and short-term investments arising from the utilization of proceeds from the Company's initial public offering in April 1996.

         Provision for income taxes. The Company's effective tax rate for fiscal 1996 was 34.5% resulting in a provision for income taxes of $10.8 million, compared to 31% resulting in a provision for income taxes of $3.0 million for fiscal 1995. The rates reflect the benefits derived from the Company's foreign sales corporation and appropriate research credits. The increase in the rate in fiscal 1996 was primarily as a result of the Company's higher earnings in that year and due to the utilization of net operating loss carryforwards in fiscal 1995. The Company expects that its effective tax rate will increase from 34.5% in fiscal 1996 to an effective rate that is higher in the future.

         Net income. The Company had net income of $20.4 million for fiscal 1996 compared to $6.6 million for fiscal 1995. Earnings per share increased to $0.71 in fiscal 1996 from $0.24 in fiscal 1995. Net income excluding the one-time compensation expense of $5.2 million discussed below, together with the associated income tax benefits of $1.7 million, would have been $23.9 million for fiscal 1996, resulting in earnings per share of $0.84.

         In February 1996, the Company entered into certain amendments to the employment agreements of Bradly A. Jendersee and Robert D. Lashinski, executive officers and directors of the Company. Pursuant to such amendments, each of Messrs. Jendersee and Lashinski agreed to the elimination of provisions entitling them to certain royalties from the sale or license by the Company of products covered by patents for which such persons were named as inventors. In connection with such amendments, the Company agreed to pay to Messrs. Jendersee and Lashinski an aggregate of approximately $3.9 million in cash (less an estimated amount of approximately $2,600,000 required to be withheld by the Company on behalf of Messrs. Jendersee and Lashinski with respect to the delivery of the cash and shares under applicable federal and state law) and issue to them an aggregate of 110,000 shares of Common Stock (55,000 shares each) at an attributed value of $12 per share. Such payments to Messrs. Jendersee and Lashinski resulted in the recognition by the Company in the quarter ending March 31, 1996, of a one-time compensation expense of $5.2 million.

Results of Operations -- Years Ended June 30, 1995 and 1994

         Net sales. Sales increased to $17.1 million in fiscal 1995 from $2.9 million in fiscal 1994. During fiscal 1995, sales of stent systems represented $13.0 million or 76% of sales compared to no sales in fiscal 1994, and sales of coronary balloon catheter systems represented $4.1 million or 24% of sales, compared to $2.9 million or 100% of sales in fiscal 1994. The increase in total sales was due primarily to significant increases in unit sales of the Micro Stent product released in October 1994.

         Cost of sales. Cost of sales increased in absolute dollars to $4.5 million in fiscal 1995 from $1.6 million in fiscal 1994, and decreased as a percentage of net sales to 26% in fiscal 1995 from 55% in fiscal 1994. The increase in absolute dollars was primarily a result of the increase in the volume of products sold. The increased volume of products sold also resulted in the decrease in cost of sales as a percentage of net sales, as certain fixed overhead costs were leveraged across a significantly higher sales base.

         Research and development expenses. Research and development expenses increased to $987,000 in fiscal 1995 from $594,000 in fiscal 1994, and decreased as a percentage of sales to 6% in fiscal 1995 from 21% in fiscal 1994. The increase in absolute dollars was primarily due to increased expenses related to the development of the Micro Stent II system, additional expenditures in connection with clinical trials and increases in research and development personnel and facilities. The decrease as a percentage of sales was the result of significantly higher sales in fiscal 1995.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased to $1.8 million in fiscal 1995 from $870,000 in fiscal 1994, and decreased as a percentage of sales to 11% in fiscal 1995 from 30% in fiscal 1994. The increase in absolute dollars primarily reflected additional costs of marketing and other personnel necessary to support the higher level of operations. The decrease as a percentage of sales was primarily the result of leveraging certain fixed selling, general and administrative expenses across a significantly higher sales base in fiscal 1995.

         Other expenses. The Company incurred settlement costs of $425,000 in fiscal 1995 in connection with a legal proceeding settled in July 1995, in which the plaintiff alleged that the Company breached a joint venture agreement, compared to settlement costs in fiscal 1994 of $358,000 in connection with the termination of a distributorship agreement and a separation agreement with a former officer of the Company.

         Interest and other income. The Company had other income of $237,000 in fiscal 1995, compared to $21,000 in fiscal 1994. The increase was primarily due to interest income received on the Company's increased cash balances as well as fees received from distributors.

         Provision for income taxes. The Company's provision for income taxes was $3.0 million in fiscal 1995, compared to $3,000 in fiscal 1994. The increase in this provision was a result of the Company's significantly higher earnings in fiscal 1995. The Company utilized $1,072,000 of net operating loss carryforwards in fiscal 1995.

         Net income. The Company had net income of $6.6 million for fiscal 1995 compared to a net loss of $538,000 for fiscal 1994.

Liquidity and Capital Resources

         Net cash used in operating activities was $20.5 million for fiscal 1996. Net cash provided by operating activities was $3.3 million and $1.3 million during fiscal 1995 and 1994, respectively. The net cash used in operating activities for fiscal 1996 include the Company's purchase of short-term investments totaling $31.1 million. Excluding these investments, the Company had net cash provided by operating activities of $10.6 million, principally arising as a result of positive net income for fiscal 1996. The net cash provided by operating activities for fiscal 1995 was a result of positive net income from operations during such period, while those for fiscal 1994 were primarily due to advances from a distributor. As a result of significantly higher sales in fiscal 1996, the Company experienced significant increases in accounts receivable and inventory levels as of June 30, 1996 compared to June 30, 1995 and 1994. The Company expects accounts receivable and inventories to increase in absolute dollar amounts as sales increase. The net increase in cash and cash equivalents for fiscal 1996 was $56.7 million. This included net proceeds of approximately $81 million received in connection with the Company's initial public offering in April 1996.

         As of June 30, 1996, the Company's principal sources of liquidity included an aggregate of $91.6 million in cash, cash equivalents and short-term investments. As of the date of this report, the Company has no outstanding debt.

         The Company expects to incur substantial additional costs, including costs related to increased sales and marketing activities (including the establishment of direct sales forces internationally), increased research and development, expenditures in connection with seeking regulatory approvals and conducting additional clinical trials, capital equipment and other costs associated with expansion of the Company's manufacturing capabilities. The Company believes its existing funds and funds expected to be generated from operations, will be sufficient to meet its projected working capital and other cash requirements through at least 1997. Thereafter, the Company may require additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) for an index to the Company's consolidated financial statements as of June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996.

Quarterly Results of Operations

         The following table sets forth certain unaudited consolidated results of operations for the fiscal years ended June 30, 1996 and 1995. This information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normally recurring adjustments) necessary to fairly present this information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.


                                      First      Second       Third     Fourth
                                     Quarter     Quarter     Quarter    Quarter
                                     -------     -------     -------    -------
                                        (in thousands, except per share data)

Year ended June 30, 1996
Net sales                            $10,572     $11,142     $15,589    $17,926
Gross profit                           8,081       8,715      12,693     15,174
Operating income                       7,087       7,246       4,625     10,787
Net income                             4,756       4,871       3,101      7,712
Net income per share                    0.17        0.18        0.11       0.25


Year ended June 30, 1995
Net sales                            $ 2,343     $ 2,457     $ 5,516    $ 6,825
Gross profit                           1,747       1,807       4,159      4,913
Operating income                       1,376       1,265       3,246      3,520
Net income                               954         873       2,323      2,490
Net income per share                    0.04        0.03        0.09       0.09


         Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on numerous factors, including (i) new product introductions or transitions to new products, (ii) costs and the timing of establishing direct sales operations, (iii) sales by distributors, (iv) mix of sales among distributors and the Company's direct sales force, (v) competition (including pricing pressures), (vi) timing of regulatory and third party reimbursement approvals, (vii) the level of third party reimbursement,
(viii) the Company's ability to manufacture its products efficiently, (ix) timing of research and development expenses, including clinical trial related expenditures, and (x) seasonal factors impacting the number of elective angioplasty procedures. Announcements or expected announcements by the Company or its competitors of new products or technologies could cause customers to defer purchases of existing products of the Company and alter the mix of products sold by the Company, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements can be successfully introduced or that such introductions will not adversely affect the demand for existing products. Since the Company believes there are typically fewer elective interventional procedures during the summer months due to vacation schedules of patients and health care providers, especially in Europe, sales of the Company's products may slow during the Company's first fiscal quarter of each year. The Company expects that its quarterly operating results will fluctuate in the future as a result of these and other factors. Due to such quarterly fluctuations in operating results, quarter to quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by this item was previously reported on the Registrant's Current Report on Form 8-K dated May 10, 1996.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Registrant's directors will be set forth under the caption "Election of Directors Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be December 4, 1996 (the "1996 Proxy Statement") and is incorporated herein by reference. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

         Information regarding Registrant's executive officers is set forth in this Form 10-K in Part I, Item 1.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference from the information set forth under the caption "Compensation of Executive Officers" in the Company's 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  information  required  by this  item  is  incorporated  herein  by
reference   from  the   information   set  forth  under  the  caption   "Certain
Transactions" in the Company's 1996 Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

                                                                           Page
                                                                           ----
  (1)Consolidated Financial Statements

     Report of Ernst & Young LLP, Independent Auditors                       32
     Consolidated Balance Sheets at June 30, 1996 and 1995                   33
     Consolidated Statements of Operations for the three years ended
          June 30, 1996                                                      34
     Consolidated Statements of Stockholders' Equity for the three years
          ended June 30, 1996                                                35
     Consolidated Statements of Cash Flows for the three years ended
          June 30, 1996                                                      36
     Notes to Consolidated Financial Statements                              37

  (2)Financial Statement Schedules

     Schedule II     Valuation and Qualifying Accounts                       48

         All other schedules are omitted because they are not required, they are not applicable or the information is already included in the financial statements or notes thereto.

  (3)Exhibits

  Exhibit
  Number                     Description of Document
  ------                     ------------------------
   3.1      Amended and Restated  Certificate  of  Incorporation  of the Company
            (incorporated  by  reference  to  Exhibit  3.1 to  the  Registrant's
            Registration Statement on Form S-1 No. 333-00824,  filed February 1,
            1996).
   3.2      Amended By-laws of the Company (incorporated by reference to Exhibit
            3.2 to the  Registrant's  Registration  Statement  on  Form  S-1 No.
            333-00824, filed February 1, 1996).
   3.3      Certificate  of  Amendment of Amended and  Restated  Certificate  of
            Incorporation (incorporated by reference to Exhibit 3.3 to Amendment
            No. 1 to the  Registrant's  Registration  Statement  on Form S-1 No.
            333-00824, filed March 7, 1996).
   4.1      Specimen stock certificate (incorporated by reference to Exhibit 4.1 to Amendment  No. 1 to the  Registrant's  Registration  Statement on
            Form S-1 No. 333-00824, filed March 7, 1996).
  10.1*     Registrant's 1996 Equity Incentive Plan.
  10.2*     Registrant's 1996 Non-Employee Directors' Stock Option Plan.
  10.3      Distribution  Agreement  dated July 17, 1993 between the Company and
            Century Medical, Inc (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).
  10.4      Importing and Distribution  Agreement dated December 2, 1993 between the Company and Japan Lifeline Co., Ltd (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form
            S-1 No. 333-00824, filed February 1, 1996).
  10.5      Termination  Agreement dated August 11, 1995 between the Company and
            Century Medical, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).
  10.6      Employment  Agreement,  dated  as of March  17,  1995,  between  the
            Company  and  Bradly A.  Jendersee  (incorporated  by  reference  to
            Exhibit 10.6 to the Registrant's  Registration Statement on Form S-1
            No. 333-00824, filed February 1, 1996).
  10.7      Employment  Agreement  Amendment  between  the Company and Bradly A.
            Jendersee  (incorporated  by  reference to Exhibit 10.7 to Amendment
            No. 1 to the  Registrant's  Registration  Statement  on Form S-1 No.
            333-00824, filed March 7, 1996).
  10.8      Employment  Agreement,  dated  as of March  17,  1995,  between  the
            Company  and  Robert D.  Lashinski  (incorporated  by  reference  to
            Exhibit 10.8 to the Registrant's  Registration Statement on Form S-1
            No. 333-00824, filed February 1, 1996).
  10.9      Employment  Agreement  Amendment  between  the Company and Robert D.
            Lashinski  (incorporated  by  reference to Exhibit 10.9 to Amendment
            No. 1 to the  Registrant's  Registration  Statement  on Form S-1 No.
            333-00824, filed March 7, 1996).

  10.10     Employment  Agreement,  dated  as of March  17,  1995,  between  the
            Company and John D. Miller  (incorporated  by  reference  to Exhibit
            10.10 to the  Registrant's  Registration  Statement  on Form S-1 No.
            333-00824, filed February 1, 1996).
  10.11     Employment  Agreement,  dated  as of March  17,  1995,  between  the
            Company and W. Kevin Bedsole  (incorporated  by reference to Exhibit
            10.11 to the  Registrant's  Registration  Statement  on Form S-1 No.
            333-00824, filed February 1, 1996).
  10.12     Employment  Agreement,  dated  as of March  17,  1995,  between  the
            Company and Gregory M. French. (incorporated by reference to Exhibit
            10.12 to the  Registrant's  Registration  Statement  on Form S-1 No.
            333-00824, filed February 1, 1996).
  10.13     Employment  Agreement,  dated  as of March  17,  1995,  between  the
            Company and John A. Schiek  (incorporated  by  reference  to Exhibit
            10.13 to the  Registrant's  Registration  Statement  on Form S-1 No.
            333-00824, filed February 1, 1996).
  10.14     Stock Exchange Agreement, dated as of December 22, 1994, between the
            Company and Benito  Hidalgo  (incorporated  by  reference to Exhibit
            10.14 to the Registrant's Registration Statement on Form S-1 No.
            333-00824, filed February 1, 1996).
  10.15     Stock Exchange  Agreement,  dated as of March 27, 1995,  between the
            Company and Michael D. Bonneau (incorporated by reference to Exhibit
            10.15 to the Registrant's Registration Statement on Form S-1 No.
            333-00824, filed February 1, 1996).
  10.16     Sublease dated October 24, 1991, between Custodis-Ecodyne,  Inc. and the  Company,  as  amended  on October  24,  1991 and May 24,  1993, concerning the facilities at 5345 and 5349 Skylane Boulevard,  Santa
            Rosa, California  (incorporated by reference to Exhibit 10.16 to the
            Registrant's Registration Statement on Form S-1 No.
            333-00824, filed February 1, 1996).
  10.17     Lease, dated July 22, 1994, between 5250 Aero Drive Partners and the
            Company,  concerning the facility at 3621 Westwind Boulevard,  Santa
            Rosa, California  (incorporated by reference to Exhibit 10.17 to the
            Registrant's Registration Statement on Form S-1 No. 333-00824, filed
            February 1, 1996).
  10.18     Lease  Assignment  Agreement,  dated  May  17,  1995,  between  U.S.
            Electricar, Inc. and the Company, assuming the lease dated March 11,
            1994, concerning the facility at 5341 Skylane Boulevard, Santa Rosa,
            California  (incorporated  by  reference  to  Exhibit  10.18  to the
            Registrant's Registration Statement on Form S-1 No.
            333-00824, filed February 1, 1996).
  10.19     Lease,  dated  August 10,  1994,  between  Bentall  Properties  Ltd,
            Westminster Management  Corporation and the Company,  concerning the
            facility   at  13155  Delf   Place,   Richmond,   British   Columbia
            (incorporated  by  reference  to Exhibit  10.19 to the  Registrant's
            Registration Statement on Form S-1 No. 333-00824,  filed February 1,
            1996).
  10.20     Sublease Assignment, dated August 30, 1995, between U.S. Electricar,
            Inc.  and the Company,  assuming the sublease  dated March 16, 1994, concerning  the  facility  at 5355  Skylane  Boulevard,  Santa Rosa,
            California  (incorporated  by  reference  to  Exhibit  10.20  to the
            Registrant's Registration Statement on Form S-1 No. 333-00824, filed
            February 1, 1996).
  10.21     Lease,   dated  July  31,  1995,  between  Bentall  Properties  Ltd,
            Westminster Management  Corporation and the Company,  concerning the
            facility   at  13140  Delf   Place,   Richmond,   British   Columbia
            (incorporated  by  reference  to Exhibit  10.21 to the  Registrant's
            Registration Statement on Form S-1 No. 333-00824,  filed February 1,
            1996).
  10.22     Lease, dated September 1, 1993, between Morguard Investments Limited and the  Company,  concerning  the  facility at 13-3691  Viking Way,
            Richmond,  British  Columbia  (incorporated  by reference to Exhibit
            10.22 to the  Registrant's  Registration  Statement  on Form S-1 No.
            333-00824, filed February 1, 1996).
  10.23     Agreement for Sale of Real Property and Escrow  Instructions,  dated
            April  17,  1996  between  the  Company  and Union  Oil  Company  of
            California  (incorporated  by  reference  to  Exhibit  10.23  to the
            Registrant's  Form 10-Q for the  quarterly  period  ended  March 31,
            1996, filed May 10, 1996).
  11.1*     Statement regarding calculation of net income (loss) per share.
  16.1      Letter, dated March 5, 1996, from Anthony Capeci regarding change in certifying accountant  (incorporated by reference to Exhibit 16.1 to
            Amendment No. 1 to the Registrant's  Registration  Statement on Form
            S-1 No. 333-00824, filed March 7, 1996).
  16.2      Letter, dated May 10, 1996, from Coopers & Lybrand L.L.P.  regarding change  in  certifying  accountant  (incorporated  by  reference  to
            Exhibit 16.2 to the Registrant's Form 8-K, filed May 10, 1996).
  21.1*     Subsidiaries of Registrant.
  23.1*     Consent of Ernst & Young LLP, Independent Auditors.
  24.1*     Power of Attorney  (references  made to the  signature  page of this
            Form 10-K).
  27*       Financial Data Schedule

- -----------

* Filed herewith.

(b)  Reports on Form 8-K

     The following Reports on Form 8-K were filed during the quarter ended June 30, 1996:

         Current Report on Form 8-K dated May 10, 1996 announcing the Company's change in certifying accountants.

         Current Report on Form 8-K dated June 28, 1996 announcing the filing of a lawsuit against the Company by former stockholders of Endovascular Support Systems, Inc.

(c)  See Exhibits listed under Item 14(a)(3).

(d) The  financial  statement  schedules  required by this Item are listed under
    Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ARTERIAL VASCULAR ENGINEERING, INC.



Date:    September 25, 1996    /s/ Bradly A. Jendersee
                               -------------------------------------------------
                               Bradly A. Jendersee
                               Chairman of the Board, CEO and President

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bradly A. Jendersee, and John D. Miller, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    September 25, 1996    /s/ Bradly A. Jendersee
                               -------------------------------------------------
                               Bradly A. Jendersee
                               Chairman of the Board, CEO and President
                               (Principal Executive Officer)



Date:    September 25, 1996    /s/ John D. Miller
                               -------------------------------------------------
                               John D. Miller
                               Vice President Finance, CFO, Secretary, Treasurer
                               and Director
                               (Principal Financial and Accounting Officer)



Date:    September 25, 1996    /s/ Robert D. Lashinski
                               -------------------------------------------------
                               Robert D. Lashinski
                               Vice President Research and Development
                               and Director



Date:    September 25, 1996    /s/ Simon Stertzer
                               -------------------------------------------------
                               Dr. Simon Stertzer
                               Director



Date:    September 25, 1996    /s/ J. Irawan Sugeng
                               -------------------------------------------------
                               Dr. J. Irawan Sugeng
                               Director

                       ARTERIAL VASCULAR ENGINEERING, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                      with

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders of
Arterial Vascular Engineering, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Arterial Vascular Engineering, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arterial Vascular Engineering, Inc. and Subsidiaries at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.





                                                               ERNST & YOUNG LLP



Palo Alto, California
September 19, 1996

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                                  June 30,
                                                         ----------------------
                                                            1996       1995
                                                         ---------    ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents                              $  59,238    $   2,533
  Short-term investments                                    32,354         --
  Accounts receivable, net of allowance for doubtful
    accounts of $290 and $104 at June 30, 1996 and 1995     13,213        4,977
  Inventories                                                3,352          920
  Deferred income tax                                        2,016          673
  Prepaid expenses and other current assets                  2,338          270
                                                         ---------    ---------
    Total current assets                                   112,511        9,373
Investments                                                   --          1,400
Deferred income tax                                            172          415
Property, plant and equipment, net                           8,974        1,252
Purchased technology and other intangible assets, net          500          649
                                                         ---------    ---------
    Total assets                                         $ 122,157    $  13,089
                                                         =========    =========

                                  LIABILITIES
Current liabilities:
  Accounts payable                                       $   1,671    $     352
  Accrued expenses                                           2,479        1,164
  Customer deposits                                           --          1,405
  Income taxes payable                                       1,436        2,039
                                                         ---------    ---------
    Total current liabilities                                5,586        4,960
                                                         ---------    ---------

Commitments and contingencies (Note 8)

                              STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value
  Authorized: 5,000 shares
  Issued and outstanding: None                                --           --
Common Stock, $0.001 par value
  Authorized: 100,000 shares
  Issued and outstanding: 30,862 and 21,681 shares
    at June 30, 1996 and 1995                                   31           22
Additional paid-in capital                                  91,776        6,820
Notes receivable for common stock                             (301)      (3,126)
Deferred compensation                                          (87)        (299)
Retained earnings                                           25,152        4,712
                                                         ---------    ---------
    Total stockholders' equity                             116,571        8,129
                                                         ---------    ---------
    Total liabilities and stockholders' equity           $ 122,157    $  13,089
                                                         =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                       Year Ended June 30,
                                                  ------------------------------
                                                    1996      1995      1994
                                                  -------    -------    -------

Net sales                                         $55,228    $17,141    $ 2,897
Cost of sales                                      10,565      4,515      1,631
                                                  -------    -------    -------
Gross profit                                       44,663     12,626      1,266
                                                  -------    -------    -------

Operating expenses:
  Research and development                          6,480        987        594
  Selling, general and administrative               8,437      1,807        870
  Settlement costs                                   --          425        358
                                                  -------    -------    -------
    Total operating expenses                       14,917      3,219      1,822
                                                  -------    -------    -------

Operating income (loss)                            29,746      9,407       (556)
Interest and other income                           1,460        237         21
                                                  -------    -------    -------
Income (loss) before provision for income taxes    31,206      9,644       (535)
Provision for income taxes                         10,766      3,004          3
                                                  -------    -------    -------
Net income (loss)                                 $20,440    $ 6,640    $  (538)
                                                  =======    =======    =======
Net income (loss) per share                       $   0.71   $  0.24    $ (0.03)

Shares used in per share calculation                28,260    27,194     21,290


              The accompanying notes are an integral part of these
                       consolidated financial statements

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                    Notes                   Retained
                                     Common Stock    Additional   Receivable                Earnings
                                   ---------------    Paid-in     for Common   Deferred   (Accumulated
                                   Shares   Amount    Capital       Stock    Compensation    Deficit)    Total
                                   ------   ------    -------    ----------  ------------ ------------   -----

Balances, June 30, 1993            16,881     $ 17    $ 2,228    $     -      $ (247)      $(1,390)   $    608
Issuance of common stock            1,016        1        713          -          -             -          714
Deferred compensation                   -        -        452          -        (452)           -          -
Amortization of deferred
 compensation                           -        -         -           -         220            -          220
Net loss                                -        -         -           -          -           (538)       (538)
                                   ------     ----    -------    ------       ------       -------    --------
Balances, June 30, 1994            17,897      18      3,393           -        (479)       (1,928)      1,004
Issuance of common stock              110       -        100           -          -             -          100
Common stock repurchased and
 canceled                            (275)      -       (300)          -          -             -         (300)
Issuance of common stock for stock
 in Endovascular Support
 Systems, Inc.                        511        1        463          -          -             -          464
Issuance of common stock for notes
 receivable                         3,438        3      3,123     (3,126)         -             -            -
Deferred compensation                   -        -         91          -         (91)           -            -
Cancellation of deferred
 compensation                           -        -        (50)         -          50            -            -
Amortization of deferred
 compensation                           -        -         -           -         221            -          221
Net income                              -        -         -           -          -          6,640       6,640
                                   ------     ----    -------    ------       ------       -------    --------
Balances, June 30, 1995            21,681       22      6,820     (3,126)       (299)        4,712       8,129
Issuance of common stock              110        -      1,321          -          -             -        1,321
Issuance of common stock upon
 exercise of stock options          4,821        4         31          -          -             -           35
Common stock offering (Note 9)      4,250        5     81,310          -          -             -       81,315
Amortization of deferred
 compensation                           -        -        -            -         212            -          212
Income tax reduction relating to
 stock plans                            -        -      2,294          -          -            -         2,294
Repayment of notes receivable           -        -        -        2,825          -            -         2,825
Net income                              -        -        -            -          -         20,440      20,440
                                   ------     ----    -------    ------       ------       -------    --------
Balances, June 30, 1996            30,862      $31    $91,776    $  (301)     $  (87)      $25,152    $116,571
                                   ======      ===    =======    =======      ======       =======    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       35

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                   Year Ended June 30,
                                                           ------------------------------
                                                              1996       1995       1994
                                                           --------    -------    -------
Cash flows from operating activities:
  Net income (loss)                                        $ 20,440    $ 6,640    $ (538)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                             817        274        82
      Provision for doubtful accounts                           186        100         4
      Provision for obsolete inventory                          261         60       --
      Amortization of deferred compensation                     212        221       220
      Income tax reduction relating to stock plans            2,294        --         --
      Deferred income taxes                                  (1,100)    (1,088)       --
      Changes in assets and liabilities:
        Short-term investments                              (31,054)       --        --
        Accounts receivable                                  (8,422)    (4,713)     (365)
        Inventories                                          (2,693)      (795)     (130)
        Prepaids and other current assets                    (2,068)      (204)       53
        Accounts payable                                      1,319         13       285
        Accrued liabilities                                   1,315        778       304
        Customer deposits                                    (1,405)        11     1,394
        Income taxes payable                                   (603)     2,039       --
                                                           --------    -------    -------
          Net cash provided by (used in) operating
            activities                                      (20,501)     3,336     1,309
                                                           --------    -------    -------

Cash flows from investing activities:
  Proceeds (purchase) of investments                            100     (1,400)      --
  Acquisition of property, plant and equipment               (8,390)      (977)     (223)
  Acquisition of stock in Endovascular Support
    Systems, Inc.                                               --        (108)      --
                                                           --------    -------    -------
          Net cash used in investing activities              (8,290)    (2,485)     (223)
                                                           --------    -------    -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                     82,671        100       714
  Repurchase of common stock                                    --        (300)     --
  Repayment of notes receivable                               2,825        --        --
                                                           --------    -------    -------
          Net cash provided by (used in) financing
            activities                                       85,496       (200)      714
                                                           --------    -------    -------

Net increase in cash and cash equivalents                    56,705        651     1,800
Cash and cash equivalents, at beginning of period             2,533      1,882        82
                                                           --------    -------    -------
Cash and cash equivalents, at end of period                $ 59,238    $ 2,533    $1,882
                                                           ========    =======    ======
Supplemental cash flow information:
  Income  taxes  paid                                      $ 10,175    $ 2,075    $    3
Supplemental  disclosures  of  noncash investing
 and financing activities:
  Issuance of common stock for stock in
    Endovascular Support Systems, Inc.                          --     $   464       --
  Issuance of common stock for notes receivable                 --     $ 3,126       --
  Transfer of available-for-sale investments to
    trading                                                $  1,300        --        --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       36

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Formation and Business of the Company

     Arterial Vascular Engineering, Inc., formerly Applied Vascular Engineering, Inc., (the "Company") was incorporated in Delaware in July 1991 to address the rapidly expanding market for angioplasty products. The Company's strategy is to manufacture high quality, strategically priced angioplasty products, targeted at first to international markets and ultimately to the U.S. market.

     Arterial Vascular Engineering Canada, Inc. is a wholly owned subsidiary, incorporated in Canada, to perform certain assembly and distribution functions. Proprietary Extrusion Technologies, Inc. is a wholly owned subsidiary, formed to offer custom extrusion services to others. AVE Manufacturing, Inc. is a wholly owned subsidiary that currently has no material assets or activities. AVE International Sales, Inc. is a wholly owned subsidiary, incorporated in Barbados as a Foreign Sales Corporation, to perform certain international sales functions. Arterial Vascular Engineering UK Limited and "David" Neunzehnte Beteiligungs- und Verwaltungsgesellschaft mbH are wholly owned subsidiaries incorporated in the United Kingdom and Germany, respectively, to perform certain sales and distribution functions.

2.   Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with financial institutions in the United States, Canada and Europe. Deposits in these banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company has not experienced any losses on its deposits of cash and cash equivalents.

     Concentration of Credit Risk

     The Company currently markets and sells substantially all of its products internationally in Europe and Asia. At June 30, 1996, one customer represented 15% of the accounts receivable balance. The Company performs ongoing credit evaluations of its customers and provides an allowance for expected losses but has not experienced any losses to date.

     One customer represented 81% of the Company's sales for the year ended June 30, 1994. For the years ended June 30, 1995 and 1996, the Company had sales to three customers representing 26%, 16% and 14% and 20%, 16% and 10% of sales, respectively.

     Investments

     The Company classifies all investments as trading securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115)." Such investments are recorded at market value and unrealized holding gains and losses are reflected in earnings. Market value is determined by the most recent traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Summary of Significant Accounting Policies, continued

     During the year ended June 30, 1996, the Company re-evaluated its investment policies and reclassified all investments previously held as available-for-sale to trading securities. The reclassification did not result in any unrealized gains or losses being included in net income.

     Inventories

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. Provisions are made in each year for the estimated effects of excess and obsolete inventories. Actual excess and obsolete inventories may differ from the Company's estimates and such differences could be material to the consolidated financial statements.

     Property, Plant  and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to forty years), or over the shorter of the lease term or the estimated useful life of leasehold improvements.

     Construction  in  progress  consists  of  expenditures   incurred  for  the
     expansion of the Company's existing facilities. Depreciation commences as these assets are placed in service.

     Purchased Technology and Other Intangible Assets

     Purchased   technology   is   capitalized   at  cost  and  amortized  on  a
     straight-line basis over its useful life estimated of five years.

     Other intangible assets consist primarily of organization costs, and are carried at cost less accumulated amortization. Costs are amortized over the estimated useful lives of the related assets.

     Research and Development

     Research and development costs are expensed as incurred.

     Revenue Recognition

     The Company recognizes revenue upon shipment of product to distributors provided there is no conditional payment upon sale by the distributor to other third parties and provided there is no right of return on unsold merchandise.

     Income Taxes

     Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (SFAS No. 109)." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Foreign Currency Translation

     The assets and liabilities, capital accounts and revenue and expense accounts of the Company's foreign subsidiaries have been translated using the exchange rates at the balance sheet date, historical exchange rates, and the weighted average exchange rates for the period, respectively. The functional currency of the Company's foreign subsidiaries is the U.S. dollar.

     The net effect of the translation of the accounts of the Company's subsidiaries is immaterial and has been included in the determination of net income. Gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the U.S. dollar have not been material and are included in net income or loss as incurred.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Summary of Significant Accounting Policies, continued

     Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of common and common stock equivalent shares, when dilutive, outstanding during the period. Common equivalent shares comprise stock options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented prior to the offering date (using the treasury stock method and the initial public offering price).

     Stock Split

     On January 26, 1996 the Company effected a 5.5 for 1 common stock split in connection with the public offering of its stock. All common stock data in the accompanying consolidated financial statements has been retroactively adjusted to reflect the stock split.

     Recent Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121)," which requires the Company to review for impairment long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 will become effective for the Company's 1997 fiscal year. The Company has studied the implications of the Statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation (SFAS No. 123)." The statement is effective for fiscal years beginning after December 15, 1995. Under Statement No. 123, stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principle Board Opinion No. 25 or the fair-value method described in SFAS No. 123. Companies choosing the intrinsic-value method will be required to disclose the pro forma impact of the fair-value method on net income and earnings per share. The Company plans to continue using the intrinsic-value method to account for stock-based compensation; there will be no effect of adopting the standard on the Company's financial position and results of operations.

3.   Acquisition of Endovascular Support Systems, Inc.

     In October 1992, Proprietary Extrusion Technologies, Inc. (PET) acquired the patent rights to Endovascular Support Systems, Inc.'s (ESS) stent products in exchange for royalties between 5% and 12% of PET's worldwide stent sales for the remaining life of the ESS stent patent.

     In June 1993, the Company acquired a 15% interest in ESS in exchange for 110,000 shares of the Company's common stock valued at $40,000. In March 1995, in a series of transactions, the Company acquired all of the remaining shares of ESS for $108,000 and an additional 511,000 shares of the Company's common stock at a fair market value of $464,000. The acquisition was accounted for as a purchase transaction and the results of the operations of ESS were included with those of the Company after March 1995, the date the acquisition was consummated. At the acquisition date, ESS had net liabilities of $38,000. The acquisition terminated PET's obligations to ESS under a royalty agreement on stent sales. ESS's shares were canceled in April 1995 and the remaining assets and liabilities of ESS were transferred to the Company.

     Purchased completed technology of $650,000 was recorded at March 1995, and is being amortized over a period of five years. At June 30, 1996, accumulated amortization totaled $162,000.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.   Settlement of Litigation

     In December 1993, the Company entered into a separation agreement with an officer of the Company. Under the terms of the agreement, the Company paid the officer $175,000 of severance in exchange for a release from the employment agreement and in lieu of any other compensation or benefits in connection with his employment.

     In August 1994, the Company settled a dispute with a foreign distributor arising from the termination of a distributor agreement. Under the terms of the settlement agreement, the Company paid $190,000 in cash in exchange for inventory and a full release from the terms of the agreement.

     In July 1995, the Company settled a legal proceeding in which the plaintiff alleged the Company breached a joint venture agreement. Under the terms of the settlement agreement, the Company paid the plaintiff $425,000 in full and final settlement. The Company had established a provision for $425,000 at June 30, 1995, which is included in the accompanying balance sheet within accrued liabilities.

5.   Inventories

     Inventories comprise (in thousands):


                                                         June 30,
                                               ---------------------------
                                                   1996          1995
                                               -------------  ------------
            Raw materials                      $     456      $     221
            Work in process                        1,211            269
            Finished goods                         1,685            430
                                               -------------  ------------
                                                 $ 3,352       $    920
                                               =============  ============

6.   Property, Plant and Equipment

     Property, plant and equipment comprise (in thousands):

                                                           June 30,
                                                  --------------------------
                                                      1996          1995
                                                  ------------   -----------

            Land                                  $   1,909      $       -
            Buildings                                 3,616              -
            Manufacturing equipment                   2,226            702
            Computers and equipment                     824            210
            Furniture and fixtures                      490            179
            Leasehold improvements                      768            410
                                                  ------------   -----------
                                                      9,833          1,501
            Less accumulated depreciation
                and amortization
                                                     (1,053)          (385)
                                                  ------------   -----------
                                                      8,780          1,116
            Construction in progress                    194            136
                                                  ------------   -----------
                                                  $   8,974      $   1,252
                                                  ============   ===========

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.   Accrued Expenses

     Accrued expenses comprise (in thousands):

                                                            June 30,
                                                     --------------------------
                                                         1996          1995
                                                     ------------   -----------

            Accrued payroll and related benefits     $     861      $     348
            Accrued professional and other fees            617            165
            Accrued settlement costs                         -            425
            Accrued clinical trial costs                   213              -
            Value added tax                                393              -
            Other accrued expenses                         395            226
                                                     ------------   -----------
                                                     $   2,479      $   1,164
                                                     ============   ===========

8.   Commitments and Contingencies

     Commitments

     The Company leases its facilities under operating lease agreements expiring in 1996 through 2006. Total rent expense under all operating leases was $89,000, $139,000 and $369,000 for the years ended June 30, 1994, 1995 and
     1996, respectively.

     The future minimum annual lease payments as of June 30, 1996 under the leases are as follows:


                     Year Ending June 30,            (In thousands)
                     --------------------
                     1997                            $         557
                     1998                                      329
                     1999                                      163
                     2000                                       65
                     2001                                       62
                     Thereafter                                290
                                                     ---------------
                                                     $       1,466
                                                     ===============

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8.   Commitments and Contingencies, continued

     Contingencies

     ESS Litigation. In October 1992, a subsidiary of the Company purchased substantially all the assets ESS in consideration of certain royalty payments payable by the Company based on the net sales of products using or adapted from such assets. The purchased assets included the technology which resulted in the Company's only issued patents. Following such asset purchase, the Company between June 1993 and March 1995 purchased 100% of the shares of capital stock of ESS from its shareholders in consideration of shares of Common Stock of the Company and ESS was merged into the Company. In June 1996, the Company received notice of a lawsuit filed by Dr. Azam Anwar and Benito Hidalgo in the District Court of Dallas County, Texas. The suit names as defendants the Company, Bradly A. Jendersee and John D. Miller, each a director, officer and principal stockholder of the Company, Dr. Simon H. Stertzer, a director and principal stockholder of the Company, and Dr. Gerald Dorros, a principal stockholder of the Company. The suit alleges common law fraud, misrepresentation, securities fraud, breach of fiduciary duty and constructive fraud by the defendants in connection with the Company's acquisition of ESS and the Company's acquisition of shares of ESS from the plaintiffs. The plaintiffs seek unspecified damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS, interest and attorneys' fees and other costs. The defendants, including the Company, have filed special appearances and motions objecting to jurisdiction and, subject thereto, motions to dismiss based on forum non conveniens and, subject thereto, original answers. The Company has also received notice of a lawsuit filed by Messrs. Anwar and Hidalgo in the Superior Court of Sonoma County, California, which names the same defendants as the Texas action and alleges claims for securities fraud and unregistered securities under the California securities laws, breach of fiduciary duty and fraud. The plaintiffs seek unspecified damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, and reconstitution of ESS. The Company believes it has meritorious defenses to the claims in both the Texas and California actions and intends to vigorously defend itself. However, no assurance can be given as to the outcome of either action. The inability of the Company to prevail in these actions, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

     On July 11, 1996, the Company, along with the individual defendants named in the Texas and California actions, filed two actions against Mr. Hidalgo in the Superior Court of San Mateo County, California. The first action alleges claims for specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief based on indemnity. These claims arise out of a stock exchange agreement entered into between Mr. Hidalgo and the Company, and out of Mr. Hidalgo's actions as a director of ESS. The second action alleges claims for specific performance, breach of contract, and breach of the implied covenant of good faith and fair dealing. These claims arise out of a separation and release agreement entered into between Mr. Hidalgo and the Company. The Company believes it has meritorious claims in both actions. However, no assurance can be given as to the outcome of either action.

     Claims of Terminated Distributors. In connection with the Company's termination of certain distributor relationships, several of such distributors have filed, or have threatened to file, claims against the Company with respect to such terminations.

     In early 1996, in connection with the Company's termination of its distribution relationship with Cardiologic GmbH effective April 1996, the Company received notice from such distributor alleging an exclusive distribution agreement between the parties with a term expiring in December 1998. The distributor threatened to file an action for breach of the alleged agreement, including making a claim for compensation equal to one year's average commission and seeking to enjoin distribution of the Company's products in Germany.

     On July 3, 1996, in connection with the Company's termination of its distribution relationship with Alfatec-Medicor N.V. and Medicor Nederland B.V. in Belgium and The Netherlands, respectively, effective September 30, 1996, the Company received notice from such distributors alleging insufficient notice of termination of a distribution agreement between the parties. The distributor sought compensation of BF168,509,312 (approximately US$5,500,000 using current exchange rates). In early September 1996, such distributors delivered to the Company a settlement proposal that the Company repurchase the Company-related inventory held by such distributors and pay termination indemnities of an aggregate of BF105 million (approximately US$3,434,000 using current exchange rates). The Company has requested from such distributors information that would support their claims for indemnification, but has not yet received such information. Such settlement proposal expired on September 20, 1996, and the distributors have threatened litigation with respect to their claims.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     On August 19, 1996, in connection with the Company's termination of its distribution relationship with Medicor AG and Medicor Zug AG, effective September 30, 1996, such distributor filed an action against the Company in the United States District Court for the Northern District of California alleging breach of written, oral and implied-in-fact contracts, inducement to breach an employment contract with one of such distributor's employees, intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, misappropriation of trade secrets, and intentional and negligent misrepresentation. The distributor seeks damages of in excess of $5,000,000, incidental and consequential damages, injunctions restraining the Company from hiring the employee for one year from his last date of employment with such distributor and from using purported trade secrets of such distributor in connection with the Company's sales efforts, unjust enrichment damages, punitive damages, interest and attorneys' fees and other costs. On September 20, 1996, the court handed down an interim order temporarily limiting the contact that such employee could have with customers of such distributor pending a further hearing regarding possible injunctive remedies on October 11, 1996. The court refused to enjoin the Company's hiring of such employee or the marketing by the Company of its products to the customers of such distributor.

     On August 28, 1996, in connection with the Company's termination of its distribution relationship with Medi Service, S.A.R.L./Fournitures Hospitalieres S.A. effective September 30, 1996, the Company received notice from such distributor that it had filed an action before the Tribunal de Grande Instance of Mulhouse in France for breach of alleged exclusive distribution agreement for an indeterminate period between the parties. The action included a claim for compensation equal to the total value of such distributor's business, which the distributor valued at FF400,000,000 (approximately US$8,000,000 using current exchange rates). The Company counterclaimed for unpaid accounts receivable of US$1,574,697 and for damages for abusive legal proceedings. The parties filed their briefs and made their oral arguments on September 9, 1996. On September 23, 1996, the Tribunal orally announced that it had rejected nearly all of the distributor's claims as well as the Company's counterclaim for abusive legal proceedings. The Tribunal reserved judgement with respect to the repurchase of Company-related inventory sought by such distributor and the payment of unpaid accounts receivable sought by the Company. It is expected that such issues will be placed on the Tribunal's procedural calendar for resolution on or about October 18, 1996.

     With respect to each of the aforementioned distributors, the Company has consulted with local counsel in the applicable country and believes that the termination of each of the distributor relationships was lawful. The Company understands that under the laws of certain countries, including Belgium and The Netherlands, under certain circumstances, certain indemnities may be claimed by distributors for insufficient notice of termination and/or goodwill compensation. The Company intends to vigorously defend itself against pending claims and any other claims that may be brought by such distributors. However, no assurance can be given as to the outcome of any pending or threatened litigation, and any successful claim for damages or injunctive relief by one or more of such distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

     From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business. As of the date hereof, the Company is not a party to any other legal proceedings with respect to which an adverse outcome would, in management's opinion, have a material adverse effect on the Company's business, financial condition or results of operations.

9.   Stockholders' Equity

     Common Stock

     During the year ended June 30, 1995, the Company entered into a Restricted Stock Purchase Agreement with certain directors and other individuals. A total of 3,438,000 shares were issued at fair market value under this agreement at $0.9091 per share. All purchases of stock were financed by issuance of notes accumulating interest at 8 % per annum until repaid. Accumulated interest on the notes outstanding at June 30, 1996 of $31,000 is included in the accompanying balance sheet within prepaid and other expenses. All shares are subject to repurchase by the Company pursuant to vesting over periods ranging from one to five years or upon termination of employment. At June 30, 1996, 2,101,000 shares were subject to repurchase.

     In January 1996, the Board of Directors approved the Company's Amended and Restated Certificate of Incorporation increasing the authorized capital stock of the Company to 50,500,000 and reducing the par value of the capital stock to $0.001 from $0.01.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   Stockholders' Equity, continued

     In February 1996, the Company amended its Certificate of Incorporation to increase the authorized capital stock of the Company to 105,000,000 shares. One hundred million (100,000,000) shares are designated common stock with a par value of $0.001, and five million (5,000,000) shares are designated preferred stock with a par value of $0.001.

     In April 1996, the Company completed an initial public offering and issued 4,250,000 shares of common stock, raising net proceeds of approximately $81 million.

     Stock Option Plans

     From 1991 to 1996, the Board of Directors granted non-statutory stock options allowing employees, directors, and consultants of the Company to purchase shares of the Company's common stock. Stock option grants were awarded at the discretion of the Board of Directors and generally vest over a period of three years from the date of the grant, and unexercised options expire upon termination of employment with the Company or after the expiration of five years from the date of the grant. No shares of common stock under stock options granted from 1991 to 1996 are subject to repurchase.

     In January 1996, the Company adopted the 1996 Equity Incentive Plan (the "Incentive Plan") under which 800,000 shares of common stock are reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company. If any stock award granted under the Incentive Plan or any stock option granted pursuant to the Company's previous stock option program shall for any reason expire or otherwise terminate, in whole or in part, without having been exercised in full, the stock not acquired shall revert to and again become issuable under the Incentive Plan. Options granted to employees and consultants after January 1996 are made under the terms of the Incentive Plan. The Incentive Plan is administered by the Board of Directors or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof. The terms of stock options granted under the Incentive Plan generally may not exceed 10 years. Restricted stock purchase awards granted under the Incentive Plan may be granted pursuant to a repurchase option in favor of the Company in accordance with a service vesting schedule determined by the Board. Stock bonuses may be awarded in consideration for past services without a purchase payment. Stock appreciation rights authorized for issuance under the Incentive Plan may be tandem stock appreciation rights, concurrent stock appreciation rights or independent stock appreciation rights. To date, no restricted stock awards, stock bonuses or stock appreciation rights have been granted under the Incentive Plan. The Incentive Plan will terminate in January 2006, unless terminated sooner by the Board of Directors.

     In January 1996, the Board adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The Directors' Plan is administered by the Board, unless the Board delegates administration to a committee of disinterested directors. The maximum number of shares of common stock that may be issued pursuant to options granted under the Directors' Plan is 100,000. Pursuant to the terms of the Directors' Plan, each person serving as a director of the Company and who is not an employee of the Company (a "Non-Employee Director"), on the effective date of the initial public offering of the Company's common stock, or the date such person first becomes a Non-Employee Director will then automatically be granted an option to purchase 12,000 shares of common stock. Each person elected to be a Non-Employee Director and who is not elected for the first time, on the date of the annual meeting of stockholders each year following the first registration of any equity securities under Section 12 of the Securities Exchange Act of 1934, will automatically be granted an option to purchase 4,000 shares of common stock. Options under the Directors' Plan will vest in 4 annual installments commencing on the date one year after the grant date. The exercise price of options granted under the Directors' Plan must equal or exceed the fair market value of the common stock granted on the date of grant. No option granted under the Directors' Plan may be exercised after the expiration of ten years from the date it was granted.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9.   Stockholders' Equity, continued

     A summary of the  activity  under the stock  option plans is as follows (in thousands, except per share data): Optioned Shares
                                                                          Optioned Shares
                                                 Reserved but             ---------------
                                                 Unoptioned           Number
                                                   Shares           of Shares        Price Per Share
                                                 ------------    -------------     -------------------
            Balances, June 30, 1993                   923            7,068           $0.0018-$0.0661
            Options granted                          (552)             552               $0.0018
            Options canceled                        1,925           (1,925)              $0.0018
                                                 ------------    -------------
            Balances, June 30, 1994                 2,296            5,695           $0.0018-$0.0661

            Options granted                          (182)             182           $0.0018-$0.9091
            Options canceled                           55              (55)              $0.0018
                                                 ------------    -------------
            Balances, June 30, 1995                 2,169            5,822           $0.0018-$0.9091
            Shares reserved - 1996 plans              900                -                  -
            1991 option plan termination           (2,008)               -           $0.0018-$12.000
            Options exercised                           -           (4,821)          $0.0018-$0.0661
            Options granted                          (491)             491           $9.5455-$35.125
            Options canceled                           40              (40)          $0.0018-$35.125
                                                 ------------    -------------
            Balances, June 30, 1996                   610            1,452           $0.0018-$35.125
                                                 ============    =============

     At June 30, 1996, options to purchase 745,000 shares of common stock were exercisable.

     The difference between the exercise price and fair market value of the Company's common stock at the date of issue of the stock options, totaling $902,000 has been recorded as deferred compensation and a component of stockholders' equity. Of this amount, $815,000 of compensation expense has been recognized as an expense through June 30, 1996. The remaining $87,000 will be recognized as an expense as the shares and options vest over a period of up to four years.

10.  Income Taxes

     The provision for income taxes is as follows (in thousands):

                                                 June 30,
                                  ----------------------------------------
                                     1996          1995          1994
                                 -------------  ------------  ------------

            Federal              $   10,756     $     3,108   $        -
            State                     1,006             977            3
            Foreign                     104               8            -
                                 -------------  ------------  ------------
                                     11,866           4,093            3
            Deferred taxes           (1,100)         (1,089)           -
                                 -------------  ------------  ------------
                                 $   10,766     $     3,004   $        3
                                 =============  ============  ============

     The Company's effective tax rate differs from the U.S. federal statutory rate as follows:

                                                          June 30,
                                                -----------------------------
                                                  1996      1995      1994
                                                -------- ---------  ---------

             Federal tax at statuatory rate       35.0%     34.0%     34.0%
             State tax, net of federal benefit     2.2       5.9       -
             Utilization of net operating loss      -       (3.8)   (34.0)
             FSC benefit                          (4.6)     (5.0)      -
             Other                                 1.9      (0.1)      -
                                                -------- ---------  ---------
                                                  34.5%     31.0%      - %
                                                ======== =========  =========

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.  Income Taxes, continued

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                  June 30,
                                                         ----------------------
                                                             1996       1995
                                                         ---------- -----------
             Deferred tax assets:
                  Foreign deferred profits and losses    $   1,039  $       -
                  Depreciation / amortization                  171        102
                  State taxes, net of federal benefit          297        298
                  Net operating losses                          31         53
                  Reserves and accruals                        407        375
                  Deferred compensation                        186        260
                  Other                                         57          -
                                                         ========== ===========
             Total deferred tax assets                   $   2,188  $   1,088
                                                         ========== ===========

11.  Employee Agreements

     In March 1995, the Company entered into employee agreements with certain key officers and directors over terms of four to five years. Employees under contract have an aggregate yearly compensation of $1,195,000, and have been granted 4,757,500 options to purchase common stock of the Company at exercise prices of between $0.0018 and $9.5455 per share of which 4,400,000 options had been exercised at June 30, 1996. The Company may terminate any agreement for cause, and the compensation and benefits under the employee agreements shall cease effective upon date of termination. If an agreement is terminated by reason of disability, the employee's compensation and benefits shall continue for the first twelve weeks of the incapacity.

     In February 1996, the Company entered into certain amendments to the employee agreements of Bradly A. Jendersee and Robert D. Lashinski, executive officers and directors of the Company. Pursuant to such amendments, each of Messrs. Jendersee and Lashinski agreed to the elimination of provisions entitling them to certain royalties from the sale of license by the Company of products covered by patents for which such persons were named as inventors. In connection with such amendments, the Company agreed to pay Messrs. Jendersee and Lashinski an aggregate of approximately $3.9 million in cash and issue to them an aggregate of 110,000 shares of Common stock. Such payments to Messrs. Jendersee and Lashinski resulted in the recognition by the Company, in the year ended June 30, 1996, a one-time compensation expense of $5.2 million.

12.  Employee Benefit Plan

     During 1994, the Company established a Retirement Savings and Investment Plan (the "Plan") under which employees may defer a portion of their salary up to the maximum allowed under IRS rules. The Company has the discretion to make contributions to the Plan. To date, the Company has contributed $76,000 to the Plan.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE

         We have audited the consolidated financial statements of Arterial Vascular Engineering, Inc. and Subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated September 19, 1996 (included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                   ERNST & YOUNG LLP



Palo Alto, California
September 19, 1996

                                                                     SCHEDULE II

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)


         Description                            Balance at         Charged to         Balance at
         -----------                           Beginning of        Costs and          End of the
                                                the Period          Expenses            Period
                                              ---------------    ---------------    ---------------
Balances for the year ended June 30, 1994:
   Allowance for doubtful accounts receivable        $_               $  4                $  4
   Allowance for obsolete inventory                   _                  _                   _
Balances for the year ended June 30, 1995:
   Allowance for doubtful accounts receivable         4                100                 104
   Allowance for obsolete inventory                   _                 60                  60
Balances for the year ended June 30, 1996:
   Allowance for doubtful accounts receivable       104                186                 290
   Allowance for obsolete inventory                  60                261                 321

                                       48

                                INDEX TO EXHIBITS


Exhibit                                                              Sequential
Number  Description                                                  Page Number
- ------- -----------                                                  -----------

10.1    Registrant's 1996 Equity Incentive Plan                            50
10.2    Registrant's 1996 Non-Employee Directors' Stock Option Plan        60
11.1    Statement regarding calculation of net income (loss) per share.    65
21.1    Subsidiaries of Registrant.                                        66
23.1    Consent of Ernst & Young LLP, Independent Auditors.                67
27      Financial Data Schedule                                            68