Form 10-Q
period 1996-09-30
ARTERIAL VASCULAR ENGINEERING INC
filed 1996-11-13
CIK 1007047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Yes     X         No
     -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding
Common Stock, $0.001 par value                30,984,383 as of November 4, 1996



                               INDEX TO FORM 10-Q



                                                                                                                Page
                                                                                                                ----
PART I          FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets as of September 30, 1996                         3
                                 and June 30, 1996

                           Condensed Consolidated Statements of Operations for the three                          4
                                 months ended September 30, 1996 and 1995

                           Condensed Consolidated Statements of Cash Flows for the                                5
                                 three months ended September 30, 1996 and 1995

                           Notes to Condensed Consolidated Financial Statements                                   6

                Item 2.    Management's Discussion and Analysis of Financial Condition                           11
                                 and Results of Operations


PART II         OTHER INFORMATION

                Item 1.    Legal Proceedings                                                                     15

                Item 6.    Exhibits and Reports on Form 8-K                                                      15


SIGNATURES                                                                                                       16

                                       2

PART I          FINANCIAL INFORMATION

                Item 1.    Financial Statements


                                        ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)
                                                           (In thousands)

                                                                                                  September 30,            June 30,
                                                                                                      1996                   1996
                                                                                                   ---------              ---------
                                                               ASSETS
Current assets:
     Cash and cash equivalents                                                                     $  14,907              $  59,238
     Short-term investments                                                                           80,833                 32,354
     Trade accounts receivable, net                                                                   15,248                 13,213
     Inventories                                                                                       4,569                  3,352
     Deferred income tax                                                                               2,016                  2,016
     Prepaid expenses and other current assets                                                         3,639                  2,338
                                                                                                   ---------              ---------
        Total current assets                                                                         121,212                112,511

Deferred income tax                                                                                      172                    172
Property, plant and equipment, net                                                                    11,691                  8,974
Purchased technology and other intangible assets, net                                                    462                    500
                                                                                                   ---------              ---------
        Total assets                                                                               $ 133,537              $ 122,157
                                                                                                   =========              =========


                                                             LIABILITIES
Current liabilities:
     Accounts payable                                                                              $   2,222              $   1,671
     Accrued expenses                                                                                  1,948                  2,479
     Income taxes payable                                                                              5,069                  1,436
                                                                                                   ---------              ---------
        Total current liabilities                                                                      9,239                  5,586
                                                                                                   ---------              ---------

                                                        STOCKHOLDERS' EQUITY
Common Stock                                                                                              31                     31
Additional paid-in capital                                                                            91,776                 91,776
Notes receivable for common stock                                                                       (301)                  (301)
Deferred compensation                                                                                    (75)                   (87)
Cumulative translation adjustment                                                                        (50)                    --
Retained earnings                                                                                     32,917                 25,152
                                                                                                   ---------              ---------
        Total stockholders' equity                                                                   124,298                116,571
                                                                                                   ---------              ---------
        Total liabilities and stockholders' equity                                                 $ 133,537              $ 122,157
                                                                                                   =========              =========


                             See accompanying notes


              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                            Three Months Ended
                                                               September 30,
                                                           ---------------------
                                                             1996        1995
                                                           -------       -------
Net sales                                                  $18,568       $10,572
Cost of sales                                                2,911         2,491
                                                           -------       -------
Gross profit                                                15,657         8,081
                                                           -------       -------

Operating expenses:
   Research and development                                  1,855           548
   Selling, general and administrative                       3,132           446
                                                           -------       -------
       Total operating expenses                              4,987           994
                                                           -------       -------

Operating income                                            10,670         7,087
Interest and other income                                    1,275           122
                                                           -------       -------
Income before provision for income taxes                    11,945         7,209
Provision for income taxes                                   4,180         2,453
                                                           =======       =======
Net income                                                 $ 7,765       $ 4,756
                                                           =======       =======

Net income per share                                       $  0.25       $  0.17

Shares used in per share calculation                        31,632        27,221








                             See accompanying notes


                                        ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                           (In thousands)

                                                                                                            Three Months Ended
                                                                                                               September 30,
                                                                                                       -----------------------------
                                                                                                          1996              1995
                                                                                                       -----------       -----------
Cash flows from operating activities:
     Net income                                                                                        $  7,765            $  4,756
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Depreciation and amortization                                                                   335                 134
            Provision for doubtful accounts                                                                  22                  71
            Provision for obsolete inventory                                                               --                   218
            Amortization of deferred compensation                                                            12                 129
            Foreign currency translation                                                                    (50)               --
            Changes in assets and liabilities:
                Short-term investments                                                                  (48,479)               --
                Accounts receivable                                                                      (2,057)             (3,707)
                Inventories                                                                              (1,217)               (465)
                Prepaids and other current assets                                                        (1,301)               (380)
                Accounts payable                                                                            551                 237
                Accrued liabilities                                                                        (531)               (173)
                Customer deposits                                                                          --                   (55)
                Income taxes payable                                                                      3,633               1,128
                                                                                                       --------            --------
                   Net cash provided by (used in) operating activities                                  (41,317)              1,893
                                                                                                       --------            --------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                                                        (3,014)               (771)
                                                                                                       --------            --------
                   Net cash used in investing activities                                                 (3,014)               (771)
                                                                                                       --------            --------

Net increase (decrease) in cash and cash equivalents                                                    (44,331)              1,122
Cash and cash equivalents, at beginning of period                                                        59,238               2,533
                                                                                                       ========            ========
Cash and cash equivalents, at end of period                                                            $ 14,907            $  3,655
                                                                                                       ========            ========





                             See accompanying notes

                                        5

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.         Basis of Presentation

           The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position and results of operations have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended June 30, 1996.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles.

           Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2.         Inventories (in thousands):

                                                September 30,        June 30,
                                                    1996              1996
                                                 ------------      -----------

                    Raw materials                $      784        $     456
                    Work in process                   1,226            1,211
                    Finished goods                    2,559            1,685
                                                 ------------      -----------
                                                 $    4,569        $   3,352
                                                 ============      ===========

3.         Computation of Net Income Per Share

           Net income per share is computed using the weighted average number of common and common equivalent shares, when dilutive, outstanding during the period. Common equivalent shares comprise stock options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented prior to the offering date (using the treasury stock method and the initial public offering price).

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)




4.         Stock Repurchase Program

           During the first quarter of fiscal 1997, the Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase shares of its common stock with an aggregate value of up to $10 million. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue over the next several months, unless extended or shortened by the Board of Directors. The Company plans to use existing cash balances to finance the repurchases. The Company may use the repurchased shares to satisfy its obligations under its employee equity incentive plan. As of September 30, 1996, the Company had not repurchased any shares of its common stock. Subsequent to September 30 and as of November 4, 1996, the Company had repurchased 20,000 shares of its common stock at an aggregate cost of $290,000.

5.         Contingencies

           ESS Litigation. In October 1992, a subsidiary of the Company purchased substantially all the assets of Endothelial Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS") in consideration of certain royalty payments payable by the Company based on the net sales of products using or adapted from such assets. The purchased assets included the technology which resulted in the Company's only issued patents. Following such asset purchase, the Company between June 1993 and March 1995 purchased in several transactions 100% of the shares of capital stock of ESS from its shareholders in consideration of shares of common stock of the Company and, in certain instances, other consideration, and ESS was merged into the Company. In June 1996, the Company received notice of a lawsuit filed by Dr. Azam Anwar and Benito Hidalgo, each of whom is a former shareholder of ESS (who together held approximately 48% of ESS's outstanding shares of common stock) and each of whom currently holds shares of common stock of the Company, in the District Court of Dallas County, Texas. The suit names as defendants the Company, Bradly A. Jendersee and John D. Miller, each a director, officer and principal stockholder of the Company, Dr. Simon H. Stertzer, a director and principal stockholder of the Company, and Dr. Gerald Dorros, a principal stockholder of the Company. The suit alleges common law fraud, misrepresentation, securities fraud, breach of fiduciary duty and constructive fraud by the defendants in connection with the Company's acquisition of ESS and the Company's acquisition of shares of ESS capital stock from the plaintiffs. The plaintiffs seek unspecified damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS, punitive damages, interest and attorneys' fees and other relief. The defendants, including the Company, have filed special appearances and motions objecting to jurisdiction and, subject thereto, motions to dismiss based on forum non conveniens and, subject thereto, original answers. The Company has also received notice of a lawsuit filed by Messrs. Anwar and Hidalgo in the Superior Court of Sonoma County, California, which names the same defendants as in the Texas action and alleges claims for securities fraud and unregistered securities under the California securities laws,

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


           breach of fiduciary duty and fraud. The plaintiffs seek unspecified damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS and other relief. The defendants, including the Company, have filed an answer denying plaintiff's claims. The Company believes it has meritorious defenses to the claims in both the Texas and California actions and intends to vigorously defend itself. However, no assurance can be given as to the outcome of either action. The inability of the Company to prevail in these actions, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

           On July 11, 1996, the Company, along with the individual defendants named in the Texas and California actions, filed two actions against Mr. Hidalgo in the Superior Court of San Mateo County, California. The first action alleges claims for specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief based on indemnity. These claims arise out of a stock exchange agreement entered into between Mr. Hidalgo and the Company, and out of Mr. Hidalgo's actions as a director of ESS. The second action alleges claims for specific performance, breach of contract, and breach of the implied covenant of good faith and fair dealing. These claims arise out of a separation and release agreement entered into between Mr. Hidalgo and the Company. The Company has also filed a cross-complaint against Mr. Hidalgo and Dr. Anwar in the action in the Superior Court of Sonoma County, California. The cross-complaint alleges claims against Mr. Hidalgo for specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief based on comparative indemnity, contribution and absence of fraud. The cross-complaint alleges claims against Dr. Anwar for intentional and negligent interference with contract, equitable estoppel and declaratory relief based on absence of fraud. Mr.
           Hidalgo and Dr. Anwar have filed an answer generally denying the claims contained in the cross-complaint. The Company believes it has meritorious claims in both actions. However, no assurance can be given as to the outcome of either action.

           The Company has agreed to indemnify each of the individuals named as defendants in the lawsuits against the Company relating to the ESS transaction.

           Claims of Terminated Distributors. In connection with the Company's termination of certain distributor relationships, several of such distributors have filed, or have threatened to file, claims against the Company with respect to such terminations.

           In early 1996, in connection with the Company's termination of its distribution relationship with Cardiologic GmbH effective April 8, 1996, the Company received notice from such distributor alleging an exclusive distribution agreement between the parties with a term expiring in December 1998. The distributor threatened to file an action for breach of the alleged agreement, including making a claim for compensation equal to one year's average commission and seeking to enjoin distribution of the Company's products in Germany.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


           On July 3, 1996, in connection with the Company's termination of its distribution relationship with Alfatec-Medicor N.V. and Medicor Nederland B.V. in Belgium and The Netherlands, respectively, effective September 30, 1996, the Company received notice from such distributors alleging insufficient notice of termination of a distribution agreement between the parties. The distributors sought compensation of BF168,509,312 (approximately US$5,500,000 using current exchange rates). The Company has requested from such distributors information that would support their claims for indemnification, but has not yet received such information. The distributors have threatened litigation with respect to their claims.

           On August 19, 1996, in connection with the Company's termination of its distribution relationship in Switzerland with Medicor AG and Medicor Zug AG, effective September 30, 1996, such distributor filed an action against the Company in the United States District Court for the Northern District of California alleging breach of written, oral and implied-in-fact contracts, inducement to breach an employment contract with one of such distributor's employees, intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, misappropriation of trade secrets, and intentional and negligent misrepresentation. The distributor seeks damages of in excess of $5,000,000, incidental and consequential damages, injunctions restraining the Company from hiring the employee for one year from his last date of employment with such distributor and from using purported trade secrets of such distributor in connection with the Company's sales efforts, unjust enrichment damages, punitive damages, interest and attorneys' fees and other costs. On October 11, the court denied the distributor's request for preliminary and temporary injunctive relief.

           In connection with the Company's termination of its distribution relationship in France with Medi Service, S.A.R.L./Fournitures Hospitalieres S.A. effective September 30, 1996, the Company received notice from such distributor that it had filed an action before the Tribunal de Grande Instance of Mulhouse in France seeking compensation for breach of an alleged exclusive distribution agreement for an indeterminate period between the parties. The
           Company counterclaimed for unpaid accounts receivable of approximately $1.6 million and for damages for abusive legal proceedings. On September 23, 1996, the Tribunal rejected the distributor's claims for damages for unlawful termination as well as the Company's counterclaim for abusive legal proceedings. The Tribunal reserved judgement with respect to the repurchase of the distributor's inventory of AVE products and the payment of unpaid accounts receivable sought by the Company. The Tribunal has requested briefs from the parties on these issues by November 29, 1996, with oral arguments yet to be scheduled.

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

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Overview

            The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements made herein include, without limitation, statements regarding the extent and timing of new product introductions, competition, regulatory approvals, expenditures and margin levels, and the establishment of direct sales forces in targeted countries. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional risk factors include those discussed in the reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K.

            Since its inception in 1991, the Company has been engaged in the design, development, manufacturing and marketing of stent systems and balloon angioplasty catheters designed to be utilized in connection with the treatment of atherosclerosis. The Company began commercial sales of its balloon angioplasty catheters in October 1993 and its coronary stents in October 1994. The Company's products are currently commercially sold only outside of the United States, primarily in Europe and Japan. In Japan, the Company currently sells only balloon catheters. The Company is seeking regulatory approval for sale of certain of its stent systems in Japan and Spain. In November 1995, the Company received United States Food and Drug Administration ("FDA") clearance to conduct clinical trials with the Company's Micro Stent and Micro Stent II systems in the United States under an Investigational Device Exemption ("IDE"). Subsequently, the Company received FDA approval to include in these trials patients afflicted with restenotic lesions and also patients with long lesions that can be treated with the Micro Stent II XL. The Company does not expect FDA approval of its stent products for sale in the United States prior to 1998, and there can be no assurance when or if such approval will be obtained. As a result, the Company expects international sales to account for substantially all of its revenues for at least the next 18 months. The Company expects to incur substantial clinical research and other costs in connection with obtaining regulatory approvals for its stents in the United States and other countries.

            The Company has a limited history of operations and only began to generate positive net income in fiscal 1995. The increase in the Company's sales to date has been due to greater demand for the Company's stent systems and, to a lesser degree, its coronary balloon catheter systems. In order to support increased levels of sales in the future and to augment its long term competitive position, the Company anticipates that it will be required to make continuing significant additional expenditures in manufacturing, research and development (including clinical study and regulatory costs), sales and marketing and administration, both in absolute dollars and as a percentage of net sales.

            The Company has also experienced higher administrative expenses resulting from its obligations as a public reporting company.

            Until April 1996, substantially all of the Company's sales were to international distributors who resell products to health care providers. The Company terminated its relationship with distributors in Germany and the United Kingdom in April and May 1996, respectively, and in France, Switzerland, Belgium and The Netherlands on October 1, 1996. The Company has established a direct sales force in each of those countries. The establishment and maintenance of direct sales forces will require significant ongoing expenditures, additional management resources and may result in additional costs to eliminate existing distributor relationships (including litigation by former distributors), and there can be no assurance that any such direct sales force will be successful. See
            Note 5 to the Condensed Consolidated Financial Statements in Item 1.

            The Company currently manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate it will develop a material backlog in the future.

            The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including competition (including pricing pressures), the timing of new product introductions or transitions to new products, costs and the timing of establishing direct sales operations, sales by distributors, the mix of sales among distributors and the Company's direct sales force, timing of regulatory and third party reimbursement approvals, the level of third-party reimbursement, the Company's ability to manufacture its products efficiently, the timing of research and development expenses (including clinical trial related expenditures), and seasonal factors impacting the number of elective angioplasty procedures. In addition, the Company's results of operations could be affected by the timing of orders from distributors, expansion of the Company's distributor network (including expenses in connection with termination of former distributors), the ability of the Company's distributors to effectively promote the Company's products and the ability of the Company to quickly and cost-effectively establish a direct sales force in targeted countries. Failure to quickly or cost-effectively establish or maintain and manage effective sales forces in such countries, particularly in France and Germany, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts. The Company has previously experienced, and may experience in one or more future quarters, operating results which are below the expectations of public market analysts and investors. In such event, the price of the Company's common stock has been, and would likely be, materially and adversely affected.

            Results of Operations - Three Months Ended September 30, 1996 and
            1995

            Net sales. For the first three months of fiscal 1997, net sales increased to $18.6 million from $10.6 million in the first three months of fiscal 1996. The increase in net sales was due to significant increases in sales of the Company's stent systems, particularly the Micro Stent II family of products. The Micro Stent II was released in certain countries internationally in October 1995. The Company anticipates that stent system sales will continue to constitute the vast majority of total net sales. In the fourth quarter of fiscal 1996, the Company commenced direct sales operations in the United Kingdom and Germany. All other sales made by the Company were through unaffiliated distributors; however, the Company began selling directly in France, Switzerland, Belgium and The Netherlands in the second quarter of fiscal 1997. The Company believes that the increasing number of devices in the international stent market and the desire of companies to obtain market share has resulted in increased price competition, which could cause the Company to reduce prices on some or all of its stent systems. Price reductions in response to competitive pressure would reduce net sales in future periods if not offset by increased unit sales or other factors.

            Cost of Sales. Cost of sales increased to $2.9 million in the first three months of fiscal 1997 from $2.5 million in the first three months of fiscal 1996, and decreased as a percentage of net sales to 16% in the 1997 period from 24% in the 1996 period. The increase in absolute dollars was primarily a result of the increased volume of products sold and to a lesser extent, the costs of additional manufacturing capacity and personnel necessary to support increased sales volume. The decrease as a percentage of net sales was primarily the result of leveraging certain fixed overhead expenses across a higher base of sales and as a result of a change in sales mix.

            Research and Development. Research and development expenses, which include clinical study and regulatory costs, increased to $1.9 million in the first three months of fiscal 1997 from $548,000 in the first three months of fiscal 1996, and increased as a percentage of net sales to 10% in the 1997 period from 5% in the 1996 period. The increase was primarily due to the addition of research and development personnel, increased levels of spending in connection with clinical studies relating to the Micro Stent II and Micro Stent II XL systems and costs incurred in connection with the development of additional products, including the AVE gfx Stent. The Company expects research and development expenses to continue to increase in absolute dollars as the Company increases clinical trial activities and pursues development of next generation products.

            Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars to $3.1 million in the first three months of fiscal 1997 from $446,000 in the first three months of fiscal 1996, and increased as a percentage of net sales to 17% in the 1997 period from 4% in the 1996 period. The increase in absolute dollars and as a percentage of sales primarily reflected additional costs of marketing and other personnel necessary to support the Company's higher level of operations and increased legal costs relating primarily to litigation with former shareholders of Endothelial Support Systems, Inc., subsequently known as Endovascular Support Systems, Inc. The Company expects selling, general and administrative costs to continue to increase in absolute dollars in the future primarily due to the recent commencement of direct sales operations in certain European countries, the increased level of sales, product support and manufacturing operations, and increases in finance, legal and administrative costs in connection with public company obligations and ongoing litigation.

            Interest and Other Income. The Company had interest and other income of $1.3 million in the first three months of fiscal 1997, compared to $122,000 in the first three months of fiscal 1996. The increase was primarily due to interest income received on the Company's increased cash and cash equivalents and short-term investment balances.

            Provision for Income Taxes. The Company's provision for income taxes was $4.2 million in the first three months of fiscal 1997, compared to $2.5 million in the first three months of fiscal 1996. The increase in this provision was a result of the Company's higher earnings during the 1997 period.

            Net Income. The Company had net income of $7.8 million for the first three months of fiscal 1997 compared to net income of $4.8 million for the first three months of fiscal 1996. Earnings per share increased to $0.25 in the first three months of fiscal 1997 from $0.17 in the first three months of fiscal 1996.

            Liquidity and Capital Resources

            Net cash used in operating activities was $41.3 million for the three months ended September 30, 1996, which included the Company's purchase of short-term investments totaling $48.5 million. Excluding these investments, the Company had net cash provided by operating activities of $7.2 million, principally arising as a result of positive net income for the period. Cash, cash equivalents and short-term investments totaled $95.7 million at September 30, 1996 as compared to $91.6 million at June 30, 1996. Working capital increased to $112.0 million at September 30, 1996 as compared to $106.9 million at June 30, 1996. Inventories increased to $4.6 million at September 30, 1996 from $3.4 million at June 30, 1996, primarily due to the commencement of direct sales operations in
            France, Switzerland, Belgium and The Netherlands in the second quarter of fiscal 1997. Of the $15.2 million in accounts receivable at September 30, 1996, approximately $2.4 million was due from former distributors of the Company that have threatened or commenced litigation in connection with the termination of distribution relationships. See Note 5 to the Condensed Consolidated Financial Statements in Item 1. The Company expects accounts receivable and inventories to increase in absolute dollar amounts as sales increase. As of the date of this report, the Company had no outstanding debt.

            The Company expects to incur substantial additional costs, including costs related to increased sales and marketing activities (including the establishment of direct sales forces internationally), increased research and development, expenditures in connection with seeking regulatory approvals and conducting additional clinical trials, capital equipment and other costs associated with expansion of the Company's manufacturing capabilities. The Company believes its existing funds and funds expected to be generated from operations, will be sufficient to meet its projected working capital and other cash requirements through at least fiscal 1997. Thereafter, the Company may require additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

PART II           OTHER INFORMATION

                  Item 1.    Legal Proceedings

                             Reference  is  made  to  Note  5 to  the  Condensed
                             Consolidated  Financial  Statements  in  this  Form
                             10-Q.

                  Item 6.    Exhibits and Reports on Form 8-K

                  (a)        Exhibits

                             10.24    Lease,  dated August 5, 1996, between Ruth
                                      Waltenspiel, Dixie Walker and the Company,
                                      concerning the  facilities at 5341,  5343,
                                      5345 and  5347  Skylane  Boulevard,  Santa
                                      Rosa, California.
                             10.25    Form of Indemnification  Agreement between
                                      the  Company  and  each  of its  executive
                                      officers and directors.
                             11.1     Statement  regarding  calculation  of  net
                                      income per share.
                             27       Financial Data Schedule

                  (b)        Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ARTERIAL VASCULAR ENGINEERING, INC.



Date:    November 11, 1996    /s/ John D. Miller
                              --------------------------------------------------
                              John D. Miller
                              Vice President of Finance, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit

10.24             Lease, dated August 5, 1996,  between Ruth Waltenspiel,  Dixie
                  Walker and the Company,  concerning  the  facilities  at 5341,
                  5343, 5345 and 5347 Skylane Boulevard, Santa Rosa, California.
10.25             Form of Indemnification Agreement between the Company and
                  each of its executive officers and directors.
11.1              Statement regarding calculation of net income per share.
27                Financial Data Schedule