Form 10-Q
period 1996-12-31
ARTERIAL VASCULAR ENGINEERING INC
filed 1997-02-14
CIK 1007047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                         Commission file number 0-27802

                       ARTERIAL VASCULAR ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               94-3144218
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

3576 Unocal Place, Santa Rosa, California                       95403
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

Yes   X       No
    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding
Common Stock, $0.001 par value              30,966,883 as of January 31, 1997

                                                INDEX TO FORM 10-Q



                                                                                                                Page
                                                                                                                ----
PART I          FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets as of December 31, 1996                          3
                                 and June 30, 1996

                           Condensed Consolidated Statements of Operations for the three                          4
                                 months and six months ended December 31, 1996 and 1995

                           Condensed Consolidated Statements of Cash Flows for the                                5
                                 six months ended December 31, 1996 and 1995

                           Notes to Condensed Consolidated Financial Statements                                   6

                Item 2.    Management's Discussion and Analysis of Financial Condition                           11
                                 and Results of Operations


PART II         OTHER INFORMATION

                Item 1.    Legal Proceedings                                                                     16

                Item 4.    Submissions of Matters to a Vote of Security Holders                                  16

                Item 6.    Exhibits and Reports on Form 8-K                                                      16


SIGNATURES                                                                                                       18


PART I          FINANCIAL INFORMATION

                Item 1.    Financial Statements


                                        ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)
                                                           (In thousands)

                                                                       December 31,             June 30,
                                                                          1996                    1996
                                                                        ---------               ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                          $  21,319               $  59,238
     Short-term investments                                                63,091                  32,354
     Trade accounts receivable, net                                        18,681                  13,213
     Inventories                                                            6,029                   3,352
     Deferred income tax                                                    2,016                   2,016
     Prepaid expenses and other current assets                              6,820                   2,338
                                                                        ---------               ---------
        Total current assets                                              117,956                 112,511
Deferred income tax                                                           172                     172
Property, plant and equipment, net                                         16,072                   8,974
Purchased technology and other intangible assets, net                         422                     500
                                                                        ---------               ---------
        Total assets                                                    $ 134,622               $ 122,157
                                                                        =========               =========


                                  LIABILITIES
Current liabilities:
     Accounts payable                                                   $   2,342               $   1,671
     Accrued expenses                                                       2,948                   2,479
     Income taxes payable                                                    --                     1,436
                                                                        ---------               ---------
        Total current liabilities                                           5,290                   5,586
                                                                        ---------               ---------

                              STOCKHOLDERS' EQUITY
Common stock                                                                   31                      31
Additional paid-in capital                                                 92,589                  91,776
Notes receivable for common stock                                            (301)                   (301)
Deferred compensation                                                         (59)                    (87)
Treasury stock                                                               (390)                   --
Cumulative translation adjustment                                             (61)                   --
Retained earnings                                                          37,523                  25,152
                                                                        ---------               ---------
        Total stockholders' equity                                        129,332                 116,571
                                                                        ---------               ---------
        Total liabilities and stockholders' equity                      $ 134,622               $ 122,157
                                                                        =========               =========






                                                       See accompanying notes


                         ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                                 (In thousands, except per share data)


                                                       Three Months Ended                   Six Months Ended
                                                          December 31,                         December 31,
                                                 -----------------------------        --------------------------
                                                     1996              1995             1996              1995
                                                   -------           -------           -------           -------
Net sales                                          $18,228           $11,142           $36,796           $21,714
Cost of sales                                        3,733             2,427             6,644             4,918
                                                   -------           -------           -------           -------
Gross profit                                        14,495             8,715            30,152            16,796
                                                   -------           -------           -------           -------

Operating expenses:
     Research and development                        2,259               657             4,114             1,205
     Selling, general and administrative             6,204               812             9,335             1,258
                                                   -------           -------           -------           -------
        Total operating expenses                     8,463             1,469            13,449             2,463
                                                   -------           -------           -------           -------

Operating income                                     6,032             7,246            16,703            14,333
Interest and other income                            1,054               138             2,329               260
                                                   -------           -------           -------           -------
Income before provision for income taxes             7,086             7,384            19,032            14,593
Provision for income taxes                           2,480             2,513             6,661             4,966
                                                   -------           -------           -------           -------
Net income                                         $ 4,606           $ 4,871           $12,371           $ 9,627
                                                   =======           =======           =======           =======

Net income per share                               $  0.15           $  0.18           $  0.39           $  0.35


Shares used in per share calculation                31,590            27,308            31,611            27,301





                                                       See accompanying notes


                            ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                               (In thousands)
                                                                                        Six Months Ended
                                                                                          December 31,
                                                                                  -----------------------------
                                                                                    1996                1995
                                                                                  --------            --------
Cash flows from operating activities:
     Net income                                                                   $ 12,371            $  9,627
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Depreciation and amortization                                              729                 338
            Provision for doubtful accounts                                            114                  76
            Provision for obsolete inventory                                            13                  66
            Amortization of deferred compensation                                       28                 157
            Income tax reduction relating to stock plans                               763               2,148
            Deferred income taxes                                                     --                   316
            Foreign currency translation                                               (61)               --
            Changes in assets and liabilities:
                Short-term investments                                             (30,737)               --
                Accounts receivable                                                 (5,582)             (3,965)
                Inventories                                                         (2,690)             (1,022)
                Prepaids and other current assets                                     (293)               (610)
                Accounts payable                                                       671                 621
                Accrued liabilities                                                    469                 (34)
                Customer deposits                                                     --                (1,405)
                Income taxes payable                                                (5,625)               (622)
                                                                                  --------            --------
                   Net cash provided by (used in) operating activities             (29,830)              5,691
                                                                                  --------            --------

Cash flows from investing activities:
     Proceeds from sale of investments                                                --                   100
     Acquisition of property, plant and equipment                                   (7,749)             (1,606)
                                                                                  --------            --------
                   Net cash used in investing activities                            (7,749)             (1,506)
                                                                                  --------            --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                             50                  35
     Acquisition of treasury stock                                                    (390)               --
                                                                                  --------            --------
                   Net cash provided by (used in) financing activities                (340)                 35
                                                                                  --------            --------

Net increase (decrease) in cash and cash equivalents                               (37,919)              4,220
Cash and cash equivalents, at beginning of period                                   59,238               2,533
                                                                                  --------            --------
Cash and cash equivalents, at end of period                                       $ 21,319            $  6,753
                                                                                  ========            ========




                                                       See accompanying notes

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

           Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

2.         Inventories (in thousands):

                                                 December 31,        June 30,
                                                    1996              1996
                                                ------------      -----------

                           Raw materials        $       839        $     456
                           Work in process            1,393            1,211
                           Finished goods             3,797            1,685
                                                ------------      -----------
                                                $     6,029        $   3,352
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

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



4.         Stock Repurchase Program

           During the first quarter of fiscal 1997, the Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase shares of its common stock with an aggregate value of up to $10 million. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Although the Company does not currently intend to repurchase a significant number of additional shares under the repurchase program, the program will continue until discontinued by the Board of Directors. The Company has used, and plans to use, existing cash balances to finance any repurchases. The Company may use the repurchased shares to offset grants under its employee equity incentive plan. As of December 31, 1996, the Company had repurchased 30,000 shares of its common stock at an aggregate cost of $390,000.

5.         Contingencies

           ESS Litigation. In October 1992, a subsidiary of the Company purchased substantially all the assets of Endothelial Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS") in consideration of certain royalty payments payable by the Company based on the net sales of products using or adapted from such assets. The purchased assets included the technology which resulted in the Company's only issued patents. Following such asset purchase, the Company between June 1993 and March 1995 purchased in several transactions 100% of the shares of capital stock of ESS from its shareholders in consideration of shares of common stock of the Company and, in certain instances, other consideration, and ESS was merged into the Company. In June 1996, the Company received notice of a lawsuit filed by Dr. Azam Anwar and Benito Hidalgo, each of whom is a former shareholder of ESS (who together held approximately 48% of ESS's outstanding shares of common stock) and each of whom currently holds shares of common stock of the Company, in the District Court of Dallas County, Texas. The suit names as defendants the Company, Bradly A. Jendersee and John D. Miller, each a director, officer and principal stockholder of the Company, Dr. Simon H. Stertzer, a director and principal stockholder of the Company, and Dr. Gerald Dorros, a principal stockholder of the Company. In January 1997, the plaintiffs filed an amended petition alleging common law fraud, negligent misrepresentation, securities fraud pursuant to the Texas Securities Act, fraud pursuant to the Texas Business and Commercial Code, control person liability, aider and abetter liability of the individual defendants, civil conspiracy, breach of fiduciary duty, and constructive fraud in connection with the Company's acquisition of ESS and the Company's acquisition of shares of ESS capital stock from the plaintiffs. The plaintiffs seek unspecified damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS, punitive damages, interest and attorneys' fees and other relief.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

           On February 10 and 12, 1997, the court overruled defendants' special appearances and denied defendants' motions objecting to jurisdiction, motions to dismiss based on forum non conveniens, and motions to abate or stay the Texas proceedings. The Company believes it has meritorious defenses to the claims in the Texas action and intends to vigorously defend itself. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

           The Company also received notice in August 1996 of a lawsuit filed by Messrs. Anwar and Hidalgo in the Superior Court of Sonoma County, California, which names the same defendants as in the Texas action and alleges claims for securities fraud and unregistered securities under the California securities laws, breach of fiduciary duty and fraud. The plaintiffs seek unspecified damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS and other relief. The defendants, including the Company, have filed an answer denying plaintiff's claims, and also filed a cross-complaint against the plaintiffs. The cross-complaint alleges claims against Mr. Hidalgo for specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief based on comparative indemnity, contribution and absence of fraud. The cross-complaint alleges claims against Dr. Anwar for intentional and negligent interference with contract, equitable estoppel and declaratory relief based on absence of fraud. Mr. Hidalgo and Dr. Anwar have filed an answer generally denying the claims contained in the cross-complaint.

           On July 11, 1996, the Company, along with the individual defendants named in the Texas and Sonoma County actions, filed two actions against Mr. Hidalgo in the Superior Court of San Mateo County, California. The first action alleges claims for specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief based on indemnity. These claims arise out of a stock exchange agreement entered into between Mr. Hidalgo and the Company, and out of Mr. Hidalgo's actions as a director of ESS. The second action alleges claims for specific performance, breach of contract, and breach of the implied covenant of good faith and fair dealing. These claims arise out of a separation and release agreement entered into between Mr. Hidalgo and the Company.

           On December 6, 1996, the Superior Court of Sonoma County, California, pursuant to the stipulation of the parties, transferred the Sonoma County action to the Superior Court of San Mateo County. On December 11, 1996, the Superior Court of San Mateo County, pursuant to the stipulation of the parties, consolidated all three pending California actions into a single action (the "Consolidated Action"), and ordered that the pleadings from the Sonoma County action shall be the operative pleadings in the

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

           Consolidated Action. The Company believes that it has meritorious defenses to the claims alleged by the plaintiffs, and that it has meritorious claims against the plaintiffs, in the Consolidated Action. However, no assurance can be given as to the outcome of the Consolidated Action. The inability of the Company to prevail in the Consolidated Action, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

           In November 1996, in connection with the Company's termination of its distribution relationship with Alfatec-Medicor N.V. ("Alfatec-Medicor") and Medicor Nederland B.V. in Belgium and The Netherlands, respectively, effective September 30, 1996, the Company received notice that of a lawsuit filed by Alfatec-Medicor in Second Chamber of the Commercial Court of Brussels, Belgium, alleging insufficient notice of termination of a distribution agreement between the parties, promotion costs, personnel restructuring claims and additional compensation. Alfatec-Medicor seeks compensation of BF189,389,135 (approximately $5.6 million using current exchange rates), of which BF30,000,000 (approximately $885,000) is being sought as a provisional payment at a hearing scheduled for April 18, 1997. The Company has requested from Alfatec-Medicor information that would support its claims for indemnification, but has not yet received such information.

           On August 19, 1996, in connection with the Company's termination of its distribution relationship in Switzerland with Medicor AG, effective September 30, 1996, such distributor filed an action against the Company in the United States District Court for the Northern District of California alleging breach of written, oral and implied-in-fact contracts, inducement to breach an employment contract with one of such distributor's employees, intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, misappropriation of trade secrets, and intentional and negligent misrepresentation. On October 11, 1997, the court denied the distributor's request for preliminary and temporary injunctive relief. On January 30, 1997, the court entered an order dismissing the entire action on forum non

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

           conveniens grounds. As part of the dismissal, AVE has agreed to submit to the jurisdiction of the appropriate forum in Switzerland, waive any defense of statute of limitations to any substantially similar claims made there, make available witnesses and documents there and satisfy any judgment entered against it there. On January 27, 1997, the Company filed an action in the debt collection office of Cham, Switzerland against Medicor AG for $93,000 plus accrued interest in connection with unpaid accounts receivable from the distributor relationship.

           In connection with the Company's termination of its distribution relationship in France with Medi Service, S.A.R.L./Fournitures Hospitalieres S.A. effective September 30, 1996, the Company received notice from such distributor that it had filed an action before the Tribunal de Grande Instance of Mulhouse in France seeking compensation for breach of an alleged exclusive distribution agreement for an indeterminate period between the parties. The
           Company counterclaimed for unpaid accounts receivable of approximately $1.8 million and for damages for abusive legal proceedings. On September 23, 1996, the Tribunal rejected the distributor's claims for damages for unlawful termination as well as the Company's counterclaim for abusive legal proceedings. The Tribunal reserved judgement with respect to the repurchase of the distributor's inventory of AVE products and the payment of unpaid accounts receivable sought by the Company. The parties have submitted briefs on these issues and a scheduling hearing is scheduled for February 21, 1997.

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

           Since its inception in 1991, the Company has been engaged in the design, development, manufacturing and marketing of stent systems and balloon angioplasty catheters designed to be utilized in connection with the treatment of atherosclerosis. The Company began commercial sales of its balloon angioplasty catheters in October 1993 and its coronary stents in October 1994. The Company's products are currently commercially sold only outside of the United States, primarily in Europe and Japan. In Japan, the Company currently sells only balloon catheters. The Company is seeking regulatory approval for sale of certain of its stent systems in Japan and Spain. In November 1995, the Company received United States Food and Drug Administration ("FDA") clearance to conduct clinical trials with the Company's Micro Stent and Micro Stent II systems in the United States under an Investigational Device Exemption ("IDE"). Subsequently, the Company received FDA approval to include in these trials patients afflicted with restenotic lesions, patients with long lesions that can be treated with the Micro Stent II XL, and patients with abrupt or threatened vessel closure. The Company has also received conditional approval to include in the trials its single-operator stent delivery system. In addition, in December 1996, the Company received clearance from the FDA to conduct clinical trials with the Company's Peak balloon angioplasty catheter. The Company does not expect FDA approval of its stent products for sale in the United States prior to 1998, and there can be no assurance when or if such approval will be obtained. As a result, the Company expects international sales to account for substantially all of its revenues for at least the next 12 months. The Company expects to incur substantial clinical research and other costs in connection with obtaining regulatory approvals for its stents in the United States and other countries.

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

           Until April 1996, substantially all of the Company's sales were to international distributors who resell products to health care providers. The Company terminated its relationship with distributors in Germany and the United Kingdom in April and May 1996, respectively, and in France, Switzerland, Belgium and The Netherlands effective September 30, 1996. The Company has established a direct sales force in each of those countries. The establishment and maintenance of direct sales forces has required and will continue to require significant ongoing expenditures, additional management resources and has resulted, and may continue to result, in additional costs to eliminate existing distributor relationships (including litigation by former distributors). Sales in Belgium, France, The Netherlands and Switzerland were significantly below levels originally anticipated in the three months ended December 31, 1996, due in part to the Company's conversion to direct sales forces there, and there can be no assurance that any such direct sales force will be successful in the future. See Note 5 to the unaudited Condensed Consolidated Financial Statements in Item 1.

           Generally, the Company manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. The Company developed a significant short-term backlog during January 1997 in connection with the scale-up of manufacturing of its AVE gfx Stent product. The Company expects that this backlog will be reduced during the quarter ending March 31, 1997.

           The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including variations in operating expenses, the costs and the outcome of litigation, competition (including pricing pressures), costs and the timing of establishing direct sales operations, the timing of research and development expenses (including clinical trial related expenditures), the timing of new product introductions or transitions to new products, sales by distributors, the mix of sales among distributors and the Company's direct sales force, timing of regulatory and third party reimbursement approvals, the level of third-party reimbursement, the Company's ability to manufacture its products efficiently, and seasonal factors impacting the number of elective angioplasty procedures. In addition, the Company's results of operations could be affected by the timing of orders from distributors, changes in the Company's distributor network (including expenses in connection with termination of former distributors), the ability of the Company's distributors to effectively promote the Company's products and the ability of the Company to quickly and cost-effectively establish an effective direct sales force in targeted countries. Failure to quickly or cost-effectively establish or maintain and manage effective sales forces in such countries, particularly in France and Germany, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts. The Company has experienced, and may experience in one or more future quarters, operating results which are below the expectations of public market analysts and investors. In such event, the price of the Company's common stock has been, and would likely be, materially and adversely affected.

           Results of Operations - Three and Six Months Ended December 31, 1996 and 1995

           Net sales. For the three months ended December 31, 1996, net sales increased to $18.2 million from $11.1 million in the comparable period in fiscal 1996. The increase in net sales was due to significant increases in sales of the Company's stent systems, particularly the AVE gfx Stent and the Micro Stent II family of products. The AVE gfx Stent was released in certain countries internationally in September 1996, and the Micro Stent II was released in certain countries internationally in October 1995.

           For the first six months of fiscal 1997, net sales increased to $36.8 million from $21.7 million in the first six months of fiscal 1996. The increase in net sales was due to significant increases in sales of the Company's stent systems, particularly the AVE gfx Stent and the Micro Stent II family of products.

           The Company anticipates that stent system sales will continue to constitute the vast majority of total net sales. In the fourth quarter of fiscal 1996, the Company commenced direct sales operations in the United Kingdom and Germany, and in the second quarter of fiscal 1997 the Company began selling directly in France, Switzerland, Belgium and The Netherlands. All other sales made by the Company were through unaffiliated distributors. The Company believes that the increasing number of devices in the international stent market and the desire of companies to obtain market share has resulted in increased price competition, particularly in the second quarter of fiscal 1997, which has caused the Company to reduce prices on its stent systems. Price reductions in response to competitive pressure reduced net sales in the second quarter of fiscal 1997. The Company expects such price competition to continue. If the Company is forced to effect further price reductions, such reductions would continue to reduce net sales in future periods if not offset by increased unit sales or other factors.

           Cost of Sales. Cost of sales increased to $3.7 million in the three months ended December 31, 1996 from $2.4 million in the comparable period in fiscal 1996, and decreased as a percentage of net sales to 20% in the fiscal 1997 period from 22% in the fiscal 1996 period. Cost of sales increased to $6.6 million in the first six months of fiscal 1997 from $4.9 million in the first six months of fiscal 1996, and decreased as a percentage of net sales to 18% in the 1997 period from 23% in the 1996 period. The increase in absolute dollars during the three- and six-month periods was primarily a result of the increased volume of products sold and to a lesser extent, the costs of additional manufacturing capacity and personnel necessary to support increased sales volume. The decrease as a percentage of net sales was primarily the result of leveraging certain fixed overhead expenses across a higher base of sales and an increase in stent system sales as a percentage of total sales.

           Research and Development. Research and development expenses, which include clinical study and regulatory costs, increased to $2.3 million in the three months ended December 31, 1996 from $657,000 in the comparable period in fiscal 1996, and increased as a percentage of net sales to 12% in the fiscal 1997 period from 6% in the fiscal 1996 period. Such research and development expenses increased to $4.1 million in the first six months of fiscal 1997 from $1.2 million in the first six months of fiscal 1996, and increased as a percentage of net sales to 11% in the 1997 period from 6% in the 1996 period. The increase during the three- and six-month periods was primarily due to the addition of research and development personnel, increased levels of spending in connection with clinical studies relating to the AVE gfx Stent, the Micro Stent II and Micro Stent II XL systems and costs incurred in connection with the development of additional products, including the renal and iliac artery Bridge stents.

           The Company expects research and development expenses to continue to increase in absolute dollars as the Company increases clinical trial activities and pursues development of next generation products.

           Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars to $6.2 million in the three months ended December 31, 1996 from $812,000 in the comparable period in fiscal 1996, and increased as a percentage of net sales to 34% in the 1997 period from 7% in the 1996 period. Selling, general and administrative expenses increased in absolute dollars to $9.3 million in the first six months of fiscal 1997 from $1.3 million in the first six months of fiscal 1996, and increased as a percentage of net sales to 25% in the 1997 period from 6% in the 1996 period. The increase in absolute dollars and as a percentage of sales primarily reflected additional costs of marketing and other personnel necessary to support the Company's higher level of operations, increased legal costs relating primarily to litigation with former shareholders of Endothelial Support Systems, Inc., subsequently known as Endovascular Support Systems, Inc. ("ESS"), and certain distributor terminations, which together resulted in related legal expenses of $1.3 million during the quarter, and the commencement in October 1996 of direct sales operations in Belgium, France, The Netherlands and Switzerland. The Company also recognized a charge of approximately $400,000 in the quarter ended December 31, 1996 relating to expenses for a proposed secondary offering that was postponed.

           The Company expects selling, general and administrative costs to continue to increase in absolute dollars in the future primarily due to direct sales operations in certain European countries, the increased level of sales, product support and manufacturing operations, and increases in finance, legal and administrative costs in connection with public company obligations and ESS and other ongoing litigation.

           Interest and Other Income. The Company had interest and other income of $1.1 million in the three months ended December 31, 1996, compared to $138,000 in the comparable period in fiscal 1996. The Company had interest and other income of $2.3 million in the first six months of fiscal 1997, compared to $260,000 in the first six months of fiscal 1996. The increase during such periods was primarily due to interest income earned from the Company's increased cash and cash equivalents and short-term investment balances.

           Provision for Income Taxes. The Company's provision for income taxes was $2.5 million in the three months ended December 31, 1996 and in the comparable period in fiscal 1996. The Company's provision for income taxes was $6.7 million in the first six months of fiscal 1997, compared to $5.0 million in the first six months of fiscal 1996. The increase in this provision during such periods was a result of the Company's higher earnings during the fiscal 1997 period.

           Net Income. The Company had net income of $4.6 million for the three months ended December 31, 1996 compared to net income of $4.9 million for the comparable period in fiscal 1996. Earnings per share decreased to $0.15 in the three months ended December 31, 1996 from $0.18 in the comparable period in fiscal 1996.

           The Company had net income of $12.4 million for the first six months of fiscal 1997 compared to net income of $9.6 million for the first six months of fiscal 1996. Earnings per share increased to $0.39 in the first six months of fiscal 1997 from $0.35 in the first six months of fiscal 1996.

           Liquidity and Capital Resources

           Net cash used in operating activities was $29.8 million for the six months ended December 31, 1996, which included the Company's purchase of short-term investments totaling $30.7 million. Excluding these investments, the Company had net cash provided by operating activities of $907,000, principally arising as a result of positive net income for the period. Cash, cash equivalents and short-term investments totaled $84.4 million at December 31, 1996 as compared to $91.6 million at June 30, 1996. Working capital increased to $112.7 million at December 31, 1996 as compared to $106.9 million at June 30, 1996. Inventories increased to $6.0 million at December 31, 1996 from $3.4 million at June 30, 1996, primarily due to the commencement of direct sales operations in France, Switzerland, Belgium and The Netherlands in the second quarter of fiscal 1997 and slower than expected sales in such countries. Of the $18.7 million in accounts receivable at December 31, 1996, approximately $2.4 million was due from former distributors of the Company that have threatened or commenced litigation in connection with the termination of distribution relationships. The Company has commenced or expects to commence litigation against such terminated distributors to collect such amounts. See Note 5 to the Condensed Consolidated Financial Statements in Item 1. The Company expects accounts receivable and inventories to increase in absolute dollar amounts as sales increase. As of the date of this report, the Company had no outstanding debt.

           The Company expects to incur substantial additional costs, including costs related to increased sales and marketing activities (including the establishment of direct sales forces internationally), increased research and development, expenditures in connection with seeking regulatory approvals and conducting additional clinical trials, capital equipment and other costs associated with expansion of the Company's manufacturing capabilities. The Company may require additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures in the future. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

PART II           OTHER INFORMATION

                  Item 1.    Legal Proceedings

                             Reference  is  made  to  Note  5 to  the  Condensed
                             Consolidated  Financial  Statements  in  this  Form
                             10-Q.

                  Item 4.    Submission of Matters to a Vote of Security Holders

                             The Company's annual meeting of stockholders was held on December 4, 1996, to consider and vote upon three matters. The first matter related to the election of five director nominees: Bradly A. Jendersee, Robert D. Lashinski, John D. Miller, Dr.
                             J. Irawan Sugeng, and Dr. Simon Stertzer. The votes cast and withheld for such nominees were as follows:

                             Name                    For               Withheld
                             ----                    ---               --------
                             Bradly A. Jendersee     23,708,777        453,408
                             Robert D. Lashinski     24,058,871        103,314
                             John D. Miller          24,058,871        103,314
                             Dr. J. Irawan Sugeng    24,050,216        111,969
                             Dr. Simon Stertzer      24,060,205        101,980

                             The second matter related to the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for fiscal 1997. 23,971,511 votes were cast for approval, 1,750 were cast against and there were 188,924 abstentions. The third matter related to the approval of an amendment to the Company's 1996 Equity Incentive Plan to increase the shares issuable thereunder by 700,000. 21,828,774 votes were cast for approval, 1,922,065 were cast against, and there were 157,934 abstentions and 253,412 broker nonvotes.

                             Based  on  these  voting   results,   each  of  the
                             directors nominated was elected and the second and third matters were passed.

                  Item 6.    Exhibits and Reports on Form 8-K

                  (a)        Exhibits

                             10.26 International Distribution Agrement, dated as of January 22, 1997, between Japan Lifeline Co., Ltd., and the Company. (Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

                             10.27 Form of Change in Control Option Vesting Acceleration Agreement between the Company and Lawrence J. Fassler and certain other key employees.

                             10.28 Employment Agreement, dated as of February 3, 1997, between the Company and Scott J. Solano.

                             11.1 Statement regarding calculation of net income per share.

                             27       Financial Data Schedule

                  (b)        Reports on Form 8-K

                             No  reports  on Form  8-K  were  filed  during  the
quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ARTERIAL VASCULAR ENGINEERING, INC.



Date: February 11, 1997        /s/ John D. Miller
                              ------------------
                              John D. Miller
                              Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit

10.26 International Distribution Agreement, dated as of January 22, 1997, between Japan Lifeline Co., Ltd. and the Company.(Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

10.27             Form  of  Change  in  Control  Option   Vesting   Acceleration
                  Agreement between the Company and Lawrence J. Fassler and certain other key employees.

10.28 Employment Agreement, dated as of February 3, 1997, between the Company and Scott J. Solano.

11.1              Statement regarding calculation of net income per share.

27                Financial Data Schedule