Form 10-Q
period 1997-03-31
ARTERIAL VASCULAR ENGINEERING INC
filed 1997-05-15
CIK 1007047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Class                                            Outstanding
Common Stock, $0.001 par value                   30,980,633 as of April 30, 1997


                                                 INDEX TO FORM 10-Q


                                                                                                                Page
                                                                                                                ----
PART I          FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets as of March 31, 1997                             3
                                 and June 30, 1996

                           Condensed Consolidated Statements of Operations for the three                          4
                                 months and nine months ended March 31, 1997 and 1996

                           Condensed Consolidated Statements of Cash Flows for the                                5
                                 nine months ended March 31, 1997 and 1996

                           Notes to Condensed Consolidated Financial Statements                                   6

                Item 2.    Management's Discussion and Analysis of Financial Condition                           11
                                 and Results of Operations


PART II         OTHER INFORMATION

                Item 1.    Legal Proceedings                                                                     16

                Item 2.    Changes in Securities                                                                 16

                Item 6.    Exhibits and Reports on Form 8-K                                                      16


SIGNATURES                                                                                                       18

PART I          FINANCIAL INFORMATION

                Item 1.    Financial Statements


              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                            March 31,   June 30,
                                                              1997       1996
                                                            --------   --------
                                     ASSETS
Current assets:
     Cash and cash equivalents                              $ 21,624   $ 59,238
     Short-term investments                                   61,689     32,354
     Trade accounts receivable, net                           22,200     13,213
     Inventories                                               6,297      3,352
     Deferred income tax                                       2,016      2,016
     Prepaid expenses and other current assets                 8,729      2,338
                                                            --------   --------
        Total current assets                                 122,555    112,511

Deferred income tax                                              172        172
Property, plant and equipment, net                            18,604      8,974
Purchased technology and other intangible assets, net            390        500
                                                            --------   --------
        Total assets                                        $141,721   $122,157
                                                            ========   ========


                                   LIABILITIES
Current liabilities:
     Accounts payable                                       $  3,303   $  1,671
     Accrued expenses                                          5,333      2,479
     Income taxes payable                                       --        1,436
                                                            --------   --------
        Total current liabilities                              8,636      5,586
                                                            --------   --------

                              STOCKHOLDERS' EQUITY
Common stock                                                     31          31
Additional paid-in capital                                   92,650      91,776
Notes receivable for common stock                              (301)       (301)
Deferred compensation                                           (47)        (87)
Treasury stock                                                 (390)       --
Cumulative translation adjustment                            (1,014)       --
Retained earnings                                            42,156      25,152
                                                            --------   --------
        Total stockholders' equity                          133,085     116,571
                                                            --------   --------
        Total liabilities and stockholders' equity         $141,721    $122,157
                                                            ========   ========


                             See accompanying notes

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                           Three Months Ended  Nine Months Ended
                                                 March 31,         March 31,
                                           -----------------   -----------------
                                            1997      1996      1997      1996
                                           -------   -------   -------   -------

Net sales                                  $20,402   $15,589   $57,197   $37,303
Cost of sales                                4,596     2,896    11,240     7,814
                                           -------   -------   -------   -------
Gross profit                                15,806    12,693    45,957    29,489
                                           -------   -------   -------   -------

Operating expenses:
     Research and development                3,186     3,783     7,300     4,988
     Selling, general and administrative     6,363     4,285    15,698     5,542
                                           -------   -------   -------   -------
        Total operating expenses             9,549     8,068    22,998    10,530
                                           -------   -------   -------   -------

Operating income                             6,257     4,625    22,959    18,959
Interest and other income                      871       145     3,200       404
                                           -------   -------   -------   -------
Income before provision for income taxes     7,128     4,770    26,159    19,363
Provision for income taxes                   2,495     1,669     9,155     6,635
                                           -------   -------   -------   -------
Net income                                 $ 4,633   $ 3,101   $17,004   $12,728
                                           =======   =======   =======   =======

Net income per share                       $  0.15   $  0.11   $  0.54   $  0.46

Shares used in per share calculation        31,588    27,513    31,603    27,347


                             See accompanying notes


                            ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                               (In thousands)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                -----------------------------
                                                                                   1997              1996
                                                                                -----------       -----------
Cash flows from operating activities:
     Net income                                                                  $ 17,004          $ 12,728
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Depreciation and amortization                                           1,141               572
            Provision for doubtful accounts                                           417               146
            Provision for obsolete inventory                                          (75)              300
            Amortization of deferred compensation                                      40               197
            Income tax reduction relating to stock plans                              823             2,148
            Deferred income taxes                                                       -               316
            Foreign currency translation                                           (1,014)                -
            Changes in assets and liabilities:
                Short-term investments                                            (29,335)                -
                Accounts receivable                                                (9,404)           (4,816)
                Inventories                                                        (2,870)           (1,811)
                Prepaids and other current assets                                  (2,194)           (2,222)
                Accounts payable                                                    1,632               513
                Accrued liabilities                                                 2,854             1,093
                Customer deposits                                                       -            (1,405)
                Income taxes payable                                               (5,633)           (2,039)
                                                                                -----------       -----------
                   Net cash provided by (used in) operating activities            (26,614)            5,720
                                                                                -----------       -----------

Cash flows from investing activities:
     Proceeds from sale of investments                                                  -              100
     Acquisition of property, plant and equipment                                 (10,661)           (2,313)
                                                                                -----------       -----------
                   Net cash used in investing activities                          (10,661)           (2,213)
                                                                                -----------       -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                            51             1,356
     Acquisition of treasury stock                                                   (390)                -
                                                                                -----------       -----------
                   Net cash provided by (used in) financing activities               (339)            1,356
                                                                                -----------       -----------

Net increase (decrease) in cash and cash equivalents                              (37,614)            4,863

Cash and cash equivalents, at beginning of period                                  59,238             2,533
                                                                                -----------       -----------
Cash and cash equivalents, at end of period                                      $ 21,624          $  7,396
                                                                                ===========       ===========

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

           Operating results for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

2.         Inventories (in thousands):

                                                 March 31,          June 30,
                                                   1997              1996
                                                ------------      -----------

                           Raw materials          $     984        $     456
                           Work in process            1,848            1,211
                           Finished goods             3,465            1,685
                                                ------------      -----------
                                                  $   6,297        $   3,352
                                                ============      ===========

3.         Computation of Net Income Per Share

           Net income per share is computed using the weighted average number of common and common equivalent shares, when dilutive, outstanding during the period. Common equivalent shares comprise stock options using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented prior to the offering date (using the treasury stock method and the initial public offering price).

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.         Stock Repurchase Program

           During the first quarter of fiscal 1997, the Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase shares of its common stock with an aggregate value of up to $10 million. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Although the Company does not currently intend to repurchase a significant number of additional shares under the repurchase program, the program will continue until discontinued by the Board of Directors. The Company has used, and plans to use, existing cash balances to finance any repurchases. The Company may use the repurchased shares to offset grants under its employee equity incentive plan. As of March 31, 1997, the Company had repurchased 30,000 shares of its common stock at an aggregate cost of $390,000.

5.         Contingencies

           ESS Litigation. Effective as of October 1992, a subsidiary of the Company purchased substantially all the assets of Endothelial Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS") in consideration of certain royalty payments payable by the Company based on the net sales of products using or adapted from such assets. The Company was informed that the shareholders of ESS ratified the transaction on May 27, 1993. The purchased assets included an application for a stent patent which resulted in a patent owned by the Company. Following such asset purchase, the Company between June 1993 and March 1995 purchased in several transactions 100% of the shares of capital stock of ESS from its shareholders in consideration of shares of common stock of the Company and, in certain instances, other consideration, and ESS was merged into the Company. In June 1996, the Company received notice of a lawsuit filed by Dr. Azam Anwar and Benito Hidalgo, each of whom is a former shareholder of ESS (who together held approximately 48% of ESS's outstanding shares of common stock) and each of whom currently holds shares of common stock of the Company, in the District Court of Dallas County, Texas. The suit names as defendants the Company, Bradly A. Jendersee and John D. Miller, each a director, officer and principal stockholder of the Company, Dr. Simon H. Stertzer, a director and principal stockholder of the Company, and Dr. Gerald Dorros, a principal stockholder of the Company. In January 1997, the plaintiffs filed an amended petition alleging common law fraud, negligent misrepresentation, securities fraud pursuant to the Texas Securities Act, fraud pursuant to the Texas Business and Commercial Code, control person liability, aider and abetter liability of the individual defendants, civil conspiracy, breach of fiduciary duty, and constructive fraud in connection with the Company's acquisition of ESS and the Company's acquisition of shares of ESS capital stock from the plaintiffs. The plaintiffs seek unspecified damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS, punitive damages, interest and attorneys' fees and other relief. On February 10 and 12, 1997, the court overruled defendants' special appearances and denied motions objecting to jurisdiction, motions to dismiss based on forum non conveniens, and motions to abate or stay the Texas proceedings. The

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

           Company believes it has meritorious defenses to the claims in the Texas action and intends to vigorously defend itself. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

           On December 6, 1996, the Superior Court of Sonoma County, California, pursuant to the stipulation of the parties, transferred the Sonoma County action to the Superior Court of San Mateo County. On December 11, 1996, the Superior Court of San Mateo County, pursuant to the stipulation of the parties, consolidated all three pending California actions into a single action (the "Consolidated Action"), and ordered that the pleadings from the Sonoma County action shall be the operative pleadings in the Consolidated Action. A motion by the Company and the individual defendants for summary judgment against Mr. Hidalgo in the Consolidated Action was denied by the Superior Court of San Mateo County on May 5, 1997 with respect to each of the plaintiffs' claims. The Company believes that it has meritorious defenses to the claims alleged by the plaintiffs, and that it has meritorious claims against the plaintiffs, in the Consolidated Action. However, no assurance can be given as to the outcome of the

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

           Consolidated Action. The inability of the Company to prevail in the Consolidated Action, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

           In November 1996, in connection with the Company's termination of its distribution relationship with Alfatec-Medicor N.V. ("Alfatec-Medicor") and Medicor Nederland B.V. ("Medicor Nederland") in Belgium and The Netherlands, respectively, effective September 30, 1996, the Company received notice of a lawsuit filed by Alfatec-Medicor in the Second Chamber of the Commercial Court of Brussels, Belgium, alleging insufficient notice of termination of a distribution agreement between the parties, promotion costs, personnel restructuring claims and additional compensation. Alfatec-Medicor seeks compensation of BF189,389,135 (approximately $5.3 million using current exchange rates), of which BF30,000,000 (approximately $843,000) is sought as a provisional payment. The Company has entered counterclaims for $257,000 in unpaid accounts receivable and has requested from Alfatec-Medicor information that would support its claims for indemnification, but has not yet received such information. Following a hearing on April 18, 1997, the court postponed further consideration of the matter until the parties have conducted an appropriate exchange of information and prepared written pleadings. On February 20, 1997, the Company commenced an action against Medicor Nederland before the Amsterdam District Court for payment of $269,000 in unpaid accounts receivable. A statement of defense from Medicor Nederland is due by May 14, 1997.

           On August 19, 1996, in connection with the Company's termination of its distribution relationship in Switzerland with Medicor AG, effective September 30, 1996, such distributor filed an action against the Company in the United States District Court for the Northern District of California alleging breach of written, oral and implied-in-fact contracts, inducement to breach an employment contract with one of such distributor's employees, intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, misappropriation of trade secrets, and intentional and negligent misrepresentation. On October 11, 1996, the court denied the distributor's request for preliminary and temporary injunctive relief. On January 30, 1997, the court entered an order dismissing the entire action on forum non conveniens grounds. As part of the dismissal, AVE has agreed to submit to the jurisdiction of the appropriate forum in Switzerland, waive any defense of statute of limitations to any substantially similar claims made there, make available witnesses and documents there and satisfy any judgment entered against it there. On January 27, 1997, the Company filed an action in the debt collection office of Cham, Switzerland against the distributor for $93,000 plus accrued interest in connection with unpaid accounts receivable from the distributor relationship. The distributor obtained a preliminary stay on the debt

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

           collection proceedings and a hearing with respect to the Company's motion to lift such stay was held on March 11, 1997.

           In connection with the Company's termination of its distribution relationship in France with Medi Service, S.A.R.L./Fournitures Hospitalieres S.A. effective September 30, 1996, the Company received notice from such distributor that it had filed an action before the Tribunal de Grande Instance of Mulhouse in France seeking compensation for breach of an alleged exclusive distribution agreement for an indeterminate period between the parties. The
           Company counterclaimed for unpaid accounts receivable of approximately $1.8 million and for damages for abusive legal proceedings. On September 23, 1996, the Tribunal rejected the distributor's claims for damages for unlawful termination as well as the Company's counterclaim for abusive legal proceedings. The Tribunal reserved judgement with respect to the repurchase of the distributor's inventory of AVE products and the payment of unpaid accounts receivable sought by the Company. The parties have submitted briefs on these issues and a procedural hearing was held on March 10, 1997, at which time the distributor filed a revised brief. A scheduling hearing is set for May 9, 1997. On February 10, 1997, the distributor filed an appeal of the Tribunal's decision of September 23, 1996 with the Court of Appeal of Colmar.

           With respect to each of the aforementioned distributors, the Company has consulted with local counsel in the applicable country and believes that the termination of each of the distributor relationships was lawful. The Company understands that under the laws of certain countries, including Belgium and The Netherlands, under certain circumstances, certain indemnities may be claimed by distributors for insufficient notice of termination and/or goodwill compensation. The Company intends to vigorously defend itself against pending claims and any other claims that may be brought by such distributors and to pursue claims for unpaid accounts receivable against such distributors. However, no assurance can be given as to the outcome of any pending or threatened litigation, and any successful claim for damages or injunctive relief by one or more of such distributors, or the failure by the Company to succeed on its claims against its former French distributor, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

           Since its inception in 1991, the Company has been engaged in the design, development, manufacturing and marketing of stent systems and balloon angioplasty catheters designed to be utilized in connection with the treatment of atherosclerosis. The Company began commercial sales of its balloon angioplasty catheters in October 1993 and its coronary stents in October 1994. The Company's products are currently commercially sold only outside of the United States, primarily in Europe and Japan. In Japan, the Company currently sells only balloon catheters and is seeking regulatory approval for sale there of certain of its stent systems. In November 1995, the Company received United States Food and Drug Administration ("FDA") clearance to conduct clinical trials with the Company's Micro Stent and Micro Stent II systems in the United States under an Investigational Device Exemption ("IDE"). Subsequently, the Company received FDA approval to include in these trials patients afflicted with restenotic lesions, patients with long lesions that can be treated with the Micro Stent II XL, and patients with abrupt or threatened vessel closure. The Company has also received approval to include in the trials its single-operator stent delivery system. In addition, in December 1996, the Company received clearance from the FDA to conduct clinical trials with the Company's Peak balloon angioplasty catheter. The Company does not expect FDA approval of its stent products for sale in the United States prior to 1998, and there can be no assurance when or if such approval will be obtained. As a result, the Company expects international sales to account for substantially all of its revenues until at least 1998. The Company expects to incur substantial clinical research and other costs in connection with obtaining regulatory approvals for its stents in the United States and other countries.

           The Company has a limited history of operations and only began to generate positive net income in fiscal 1995. The increase in the Company's sales to date has been due to greater demand for the
           Company's  stent  systems  and,  to  a  lesser  degree,  its  balloon angioplasty catheter systems. The Company believes that it is currently one of the leading providers of stent systems internationally. In order to support increased levels of sales in the future and to augment its long term competitive position, the Company anticipates that it will be required to make continuing significant additional expenditures in manufacturing, research and development (including clinical study and regulatory costs), sales and marketing and administration, both in absolute dollars and as a percentage of net sales.

           The Company has also experienced higher administrative expenses resulting from its obligations as a public reporting company.

           Until April 1996, substantially all of the Company's sales were to international distributors who resell products to health care providers. The Company terminated its relationship with distributors in Germany and the United Kingdom in April and May 1996, respectively, and in France, Switzerland, Belgium and The Netherlands effective September 30, 1996. The Company has established a direct sales force in each of those countries. The establishment and maintenance of direct sales forces has required and will continue to require significant ongoing expenditures, additional management resources and has resulted, and may continue to result, in additional costs to eliminate existing distributor relationships (including litigation by former distributors). Sales in Belgium and The Netherlands continue to be significantly below levels originally anticipated for the three months ended March 31, 1997, due in part to the Company's conversion to direct sales forces there, and there can be no assurance that any such direct sales force will be successful in the future. See Note 5 to the unaudited Condensed Consolidated Financial Statements in Item 1.

           Generally, the Company manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. The Company developed a significant short-term backlog during January 1997 in connection with the scale-up of manufacturing of its AVE gfx Stent product. This backlog was significantly reduced during the quarter ending March 31, 1997. There can be no assurance, however, that the Company will be successful in scaling up production of new products or that it will not experience manufacturing difficulties in the future.

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

           Results of Operations - Three and Nine Months Ended March 31, 1997 and 1996

           Net sales. For the three months ended March 31, 1997, net sales increased to $20.4 million from $15.6 million in the comparable period in fiscal 1996. For the first nine months of fiscal 1997, net sales increased to $57.2 million from $37.3 million in the first nine months of fiscal 1996. The increase in net sales was due to significant increases in sales of the Company's stent systems, particularly the AVE gfx and the Micro Stent II family of products. The AVE gfx was released in certain countries internationally in September 1996, and the Micro Stent II was released in certain countries internationally in October 1995.

           The Company anticipates that stent system sales will continue to constitute the vast majority of total net sales. In the fourth quarter of fiscal 1996, the Company commenced direct sales operations in the United Kingdom and Germany, and in the second quarter of fiscal 1997 the Company began selling directly in France, Switzerland, Belgium and The Netherlands. All other commercial sales made by the Company were through unaffiliated distributors. The Company believes that the increasing number of devices in the international stent market and the desire of companies to obtain market share has resulted in increased price competition, particularly in the second and third quarters of fiscal 1997, which has caused the Company to reduce prices on its stent systems. Price reductions in response to competitive pressure reduced net sales in the second quarter of fiscal 1997, but were offset by increased unit sales in the third quarter of fiscal 1997. The Company expects such price competition to continue. If the Company is forced to effect further price reductions, such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors.

           Cost of Sales. Cost of sales increased to $4.6 million in the three months ended March 31, 1997 from $2.9 million in the comparable period in fiscal 1996, and increased as a percentage of net sales to 23% in the fiscal 1997 period from 19% in the fiscal 1996 period. Cost of sales increased to $11.2 million in the first nine months of fiscal 1997 from $7.8 million in the first nine months of fiscal 1996, and decreased as a percentage of net sales to 20% in the 1997 period from 21% in the 1996 period. The increase in absolute dollars during the three- and nine-month periods was primarily a result of the increased volume of products sold and to a lesser extent, the costs of additional manufacturing capacity and personnel necessary to support increased sales volume. The increase as a percentage of net sales during the three-month period was primarily the result of lower unit pricing compared to the prior period. The decrease as a percentage of net sales during the nine-month period was primarily the result of leveraging certain fixed overhead expenses across a higher base of sales and an increase in stent system sales as a percentage of total sales.

           The Company expects cost of sales to continue to increase in absolute dollars as the Company increases the volume of products sold and adds additional manufacturing capacity and personnel.

           Research and Development. Research and development expenses, which include clinical study and regulatory costs, decreased to $3.2 million in the three months ended March 31, 1997 from $3.8 million in the comparable period in fiscal 1996, and decreased as a percentage of net sales to 16% in the fiscal 1997 period from 24% in the fiscal 1996 period. A one-time charge of $2.6 million was included in the comparable period in fiscal 1996 in connection with the termination of certain patent royalty obligations. Excluding this charge, research and development expenses increased from $1.1 million in the fiscal 1996 period and increased as a percentage of net sales from 7% in the fiscal 1996 period. Research and development expenses increased to $7.3 million in the first nine months of fiscal 1997 from $5.0 million in the first nine months of fiscal 1996 ($2.3 million if the one-time charge is excluded), and constituted 13% of net sales in the 1997 period, a decrease from 14% in the 1996 period (but an increase from 6% if the one-time charge in the prior period is excluded). The increase in absolute dollars and as a percentage of net sales during the three- and nine-month periods (after excluding the one-time charge in the fiscal 1996 period) was primarily due to the addition of research and development personnel, increased levels of spending in connection with clinical studies relating to the AVE gfx Stent, the Micro Stent II and Micro Stent II XL systems and costs incurred in connection with the development of additional products.

           The Company expects research and development expenses to continue to increase in absolute dollars as the Company increases clinical trial activities and pursues development of next generation products.

           Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars to $6.4 million in the three months ended March 31, 1997 from $4.3 million in the comparable period in fiscal 1996, and increased as a percentage of net sales to 31% in the 1997 period from 27% in the 1996 period. A one-time charge of $2.6 million was included in the comparable period in fiscal 1996 in connection with the termination of certain patent royalty obligations. Excluding this charge, selling, general and administrative expenses increased from $1.6 million in the fiscal 1996 period and increased as a percentage of net sales from 11% in the fiscal 1996 period. Selling, general and administrative expenses increased in absolute dollars to $15.7 million in the first nine months of fiscal 1997 from $5.5 million in the first nine months of fiscal 1996 (from $2.9 million if the one-time charge is excluded), and increased as a percentage of net sales to 27% in the 1997 period from 15% in the 1996 period (from 8% if the one-time charge is excluded). The increase during the three- and nine-month periods in absolute dollars and as a percentage of sales primarily reflected additional costs of marketing and other personnel necessary to support the Company's higher level of operations, including the recent commencement of direct sales operations in Belgium, France, Germany, The Netherlands, Switzerland and the United Kingdom. Additionally, the increase reflects increased legal costs relating primarily to litigation with former shareholders of Endothelial Support Systems, Inc., subsequently known as Endovascular Support Systems, Inc. ("ESS"), and certain distributor terminations, which together resulted in related legal expenses of $1.2 million during the quarter.

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

           Interest and Other Income. The Company had interest and other income of $871,000 in the three months ended March 31, 1997, compared to $145,000 in the comparable period in fiscal 1996. The Company had interest and other income of $3.2 million in the first nine months of fiscal 1997, compared to $404,000 in the first nine months of fiscal 1996. The increase during such periods was primarily due to interest income earned from the Company's increased cash and cash equivalents and short-term investment balances.

           Provision for Income Taxes. The Company's provision for income taxes was $2.5 million in the three months ended March 31, 1997, compared to $1.7 million in the comparable period in fiscal 1996. The Company's provision for income taxes was $9.2 million in the first six months of fiscal 1997, compared to $6.6 million in the first nine months of fiscal 1996. The increase in this provision during such periods was a result of the Company's higher earnings during the fiscal 1997 period.

           Net Income. The Company had net income of $4.6 million for the three months ended March 31, 1997 compared to net income of $3.1 million for the comparable period in fiscal 1996 ($6.5 million if the one-time charge is excluded). Earnings per share increased to $0.15 in the three months ended March 31, 1997 from $0.11 in the comparable period in fiscal 1996 (but decreased from $0.24 if the one-time charge is excluded).

           The Company had net income of $17.0 million for the first nine months of fiscal 1997 compared to net income of $12.7 million for the first nine months of fiscal 1996 ($16.2 million if the one-time charge is excluded). Earnings per share increased to $0.54 in the first nine months of fiscal 1997 from $0.46 in the first nine months of fiscal 1996 (but decreased from $0.59 if the one-time charge is excluded).

           Liquidity and Capital Resources

           Net cash used in operating activities was $26.6 million for the nine months ended March 31, 1997, which included the Company's purchase of short-term investments totaling $29.3 million. Excluding these investments, the Company had net cash provided by operating activities of $2.7 million for the nine-month period, principally arising as a result of positive net income for the period. Cash, cash equivalents and short-term investments totaled $83.3 million at March 31, 1997 as compared to $91.6 million at June 30, 1996. Working capital increased to $113.9 million at March 31, 1997 as compared to $106.9 million at June 30, 1996. Inventories increased to $6.3 million at March 31, 1997 from $3.4 million at June 30, 1996, primarily due to the commencement of direct sales operations in
           France, Switzerland, Belgium and The Netherlands in the second quarter of fiscal 1997. Of the $22.2 million in accounts receivable at March 31, 1997, approximately $2.4 million was due from former distributors of the Company that have threatened or commenced litigation in connection with the termination of distribution relationships. The Company has commenced litigation against such terminated distributors to collect such amounts. See Note 5 to the Condensed Consolidated Financial Statements in Item 1. The Company expects accounts receivable and inventories to increase in absolute dollar amounts as sales increase. As of the date of this report, the Company had no outstanding debt.

           The Company expects to incur substantial additional costs, including costs relating to capital equipment and other costs associated with expansion of the Company's manufacturing capabilities, increased sales and marketing activities (including the establishment of direct sales forces internationally), and increased research and development expenditures in connection with seeking regulatory approvals and conducting additional clinical trials. The Company may require additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures in the future. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.


PART II           OTHER INFORMATION

                  Item 1.    Legal Proceedings

                             Reference  is  made  to  Note  5 to  the  Condensed
                             Consolidated  Financial  Statements  in  this  Form
                             10-Q.

                  Item 2.    Changes in Securities

                             The company has adopted a shareholder rights plan that is described in the Form 8-K set forth in Item 6.

                  Item 6.    Exhibits and Reports on Form 8-K

                  (a)        Exhibits

                             3.4 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 2 to the Company's report on Form 8-K filed February 27, 1997).

                             10.29 Rights Agreement, dated as of February 26, 1997, between the Company and The First National Bank of Boston (incorporated by reference to Exhibit 1 to the Company's report on Form 8-K filed February 27,
                                      1997).

                             10.30 Second Amendment to Lease, dated May 5, 1997, to that certain industrial Real Estate Lease, dated August 5, 1996, by and between Dixie Walker and Ruth Waltenspiel and Arterial Vascular Engineering, Inc., as amended.

                             11.1 Statement regarding calculation of net income per share.

                             27       Financial Data Schedule.

                  (b)        Reports on Form 8-K

                             The Company filed the following report on Form 8-K relating to the adoption of a share purchase rights plan:

                             Form 8-K

                             Report Date: February 25, 1997
                             Filing Date: February 27, 1997
                             Item 5 - Other Events
                             Item 7 - Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ARTERIAL VASCULAR ENGINEERING, INC.



Date: May 13, 1997                     /s/ John D. Miller
                                      ------------------------------------------
                                      John D. Miller
                                      Vice President of Finance, Chief Financial
                                      Officer    (Principal     Financial    and
                                      Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
-------

 3.4 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 2 to the Company's report on Form 8-K filed February 27, 1997).

10.29 Rights Agreement, dated as of February 26, 1997, between the Company and The First National Bank of Boston (incorporated by reference to Exhibit 1 to the Company's report on Form 8-K filed February 27, 1997).

10.30 Second Amendment to Lease, dated May 5, 1997, to that certain Industrial Real Estate Lease, dated August 5, 1996, by and between Dixie Walker and Ruth Waltenspiel and Arterial Vascular Engineering, Inc., as amended.

11.1              Statement regarding computation of net income per share.

27                Financial Data Schedule