Form 10-K
period 1997-06-30
ARTERIAL VASCULAR ENGINEERING INC
filed 1997-09-16
CIK 1007047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

                         Commission file number 0-27802


                       ARTERIAL VASCULAR ENGINEERING, INC.
              (Exact name of Company as specified in its charter)

              Delaware                                     94-3144218
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

     3576 Unocal Place, Santa Rosa, California              95403
     (Address of principal executive offices)             (Zip code)

                                 (707) 525-0111
                (Company's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES  X   NO
                                    ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 31, 1997, there were 31,132,138 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Company was approximately $655,432,000 based upon the closing price of the Common Stock on August 29, 1997 (the last trading day prior to August 31, 1997) on the Nasdaq National Market tier of The Nasdaq Stock Market. Shares of Common Stock held by each officer, director and holder of five percent or more of the Common Stock outstanding as of August 31, 1997 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Company for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

         The following trademarks of Arterial Vascular Engineering, Inc. are used in this Form 10-K: Arterial Vascular Engineering(TM), Micro Stent(TM), Micro Stent II(TM), Micro Stent II XL(TM), Micro Stent 2.5(TM), Micro Stent II LP(TM), GFX(TM), GFX 2.5(TM), GFX XL(TM), Bridge(TM), Nike(TM), Elite(TM), Peak(TM) and LTX(TM).

ITEM 1.  BUSINESS

         The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements and risk factors in this Item 1 include, without limitation, statements regarding the Company's industry, products and strategy under "Company Strategy", "AVE Stent Technology" and "Additional Business Risks", statements regarding the extent and timing of product development, future revenues, customer demand, competitive products, pricing pressure, the intellectual property positions of competitors, reimbursement and future technological change under "Product Development," "Distribution, Sales and Marketing," "Competition," "Third-Party Reimbursement and "Patents and Proprietary Rights," and statements regarding expected clinical trial results and regulatory approvals and compliance under "Clinical Trial Activities" and "Government Regulation." All forward-looking information included in this document is based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional forward-looking statements and risk factors include those discussed in the sections entitled "Item 2. Properties," "Item 3. Legal Proceedings," "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," as well as those that may be set forth in the reports filed by the Company from time to time on Forms 10-Q and 8-K.

General

         Arterial Vascular Engineering, Inc. ("AVE" or the "Company") designs, develops, manufactures and markets a variety of highly specialized stent systems and percutaneous transluminal coronary angioplasty ("PTCA") balloon catheters. The Company's stents are used as arterial support devices in connection with balloon angioplasty or other minimally invasive treatments of atherosclerosis (the formation of deposits in the arteries) and to prevent abrupt closure of vessels in higher-risk angioplasty procedures. The Company commenced operations in 1991 and began marketing its PTCA balloon catheters in October 1993, its coronary stent systems in October 1994, and its peripheral stent systems in December 1996. To date, the Company has sold over 160,000 coronary stent systems and over 38,000 PTCA balloon catheters in more than 40 countries outside the United States, primarily in Europe and Japan. In April 1996, the Company began its first direct sales operation in Europe, and currently it has direct operations in each of France, Germany, the Netherlands (to service the Benelux countries), Switzerland and the United Kingdom. In Japan, the Company currently sells only PTCA balloon catheters. In June 1997, the Company's Japanese distributor received regulatory approval for the sale in Japan of the Company's coronary stent systems; however, as of the date hereof, the Company's Japanese distributor had not yet received the related reimbursement approval there. The Company does not expect reimbursement approval in Japan prior to November 1997, and there can be no assurance when or if such approval will be obtained. In August 1997, the Company submitted a premarket approval ("PMA") application to the United States Food and Drug Administration (the "FDA") in connection with its ongoing efforts to gain approval to begin commercial sales of its coronary stent systems in the United States. The Company does not expect FDA approval of its stent systems for sale in the United States prior to 1998, and there can be no assurance when or if such approval will be obtained. As a result, the Company expects international sales to account for substantially all of its revenues until at least 1998.

AVE Stent Technology

         AVE believes that its line of coronary and peripheral stent systems incorporates a number of unique and proprietary design features that enable the Company to address effectively a variety of lesion and vessel types. The Company's stents are constructed of seamless, medical grade stainless steel rings that are precision-formed into sinusoidal shaped elements. These elements are polished and connected in a helical pattern utilizing a proprietary manufacturing process in order to form a fully connected, yet flexible, stent device. The Company believes its stent design provides more consistent vessel support and radial force than coiled stent designs as well as more flexibility and easier delivery than tubular slotted or mesh stent designs. The Company's stent products are available in a variety of diameters and lengths and are provided pre-mounted on both over-the-wire and rapid exchange delivery systems (available only outside the United States) with the same advanced technology as the Company's PTCA balloon catheters. The Company's coronary stents have been used in a variety of applications, including vessels in which other stent procedures have failed, as well as in the treatment of lesions in curved or tortuous vessels. The Company also sells stent systems for use in the peripheral vessels. The Company believes the following technical features of its proprietary stent systems provide the Company with a number of competitive advantages:

         Smooth Edge Design and Sheathless Deployment System. The Company's stent products consist of highly polished, rounded, sinusoidal-shaped elements at either end of the stent (unlike mesh stents, which have flat edges at each end). The Company believes that the smooth edges of its stent products optimize their ability to be moved through a vessel without causing tears or dissections or halting movement of the delivery catheter, thereby minimizing trauma to treated vessels. The smooth edges of the stent also permit the stent to be delivered without the protective sheath necessary for use of certain competing stent products. The Company believes that eliminating the need to monitor and remove a protective sheath enhances the ease of use of its products.

         High Stent Flexibility and System Trackability. The Company's products consist of sinusoidal-shaped elements that are connected in a helical pattern designed to provide a highly flexible stent. Increased stent flexibility allows the Company's stent products to be more easily maneuvered and placed at the site of a lesion, particularly through curved or tortuous vessels or around other deployed stents. In addition, flexible stent design allows the use of a single stent in the treatment of a lesion in a curved vessel, as compared to more inflexible designs that may require the use of multiple stents to treat a long, curved lesion. The Company believes that the ease of use and enhanced handling characteristics of its stent delivery systems, coupled with stent flexibility and smooth edge design, allow it to provide a stent system with high trackability. The ability to easily access or "track to" a lesion is an important stent system characteristic in the treatment of a distant site or tortuous vessel. The Company currently offers stents in lengths as long as 40mm for use in the treatment of long, diffuse lesions.

         Improved Stent Strength and Stability. The advanced designs of the Company's GFX and Micro Stent II family of stent products combines high radial strength, which minimizes vessel recoil, and axial stability, which provides consistent vessel support along the entire length of the stent. The Company believes these features allow a physician to better control and optimize final minimal lumen diameter ("MLD"). Studies have indicated that optimizing the MLD of a vessel following use of a stent product generally reduces the likelihood of subsequent restenosis.

         Moderate Radiopacity. The Company believes that the moderate radiopacity of its devices optimizes angiographic identification of stent position and enhances post-procedure stent assessment. Physicians commonly use low level x-rays to accurately monitor the placement and deployment of a stent, including final expansion using a high pressure balloon, as well as to conduct post-operative assessment of MLD. As a result, a lack of radiopacity, which may prevent illumination of a stent, or an excess of radiopacity, which may overilluminate the stent and impede its visual identification, may affect the outcome of stent procedures and subsequent diagnosis of treated vessels.

         Proprietary, Pre-Mounted Delivery Systems. Unlike certain other stents, which may require the physician to hand-crimp the stent on a balloon delivery device, the Company's stents are pre-mounted onto its proprietary delivery systems. The Company believes that pre-mounting its stents on balloon delivery systems helps ensure more consistent and accurate stent delivery and deployment, particularly as stents are used by a broader group of physicians with varying levels of experience with stents. In addition, the Company believes that the ease of use of its product has promoted physician acceptance.

         Adaptable Design Characteristics. The Company believes that the design features of its stents allow it to modify one or more stent performance characteristics, such as mass or flexibility, as necessary to produce an effective device for a particular application. To date, the Company has utilized its stent technologies to develop families of more than ten distinct stent products. Each product also is offered in a variety of lengths and diameters, allowing the physician to choose the device that best suits the needs of a patient based on lesion characteristics. The Company believes the adaptability of its stent designs will allow their use as platform technologies for the development of a variety of other coronary and non-coronary products. For example, in fiscal 1997 the Company introduced in selected international markets stents designed for use in the peripheral renal and iliac vessels. See "-- Products."

         Despite such advantages, due to the number of clinical applications for stent systems and the variety of available products, the Company's stent products may not be superior to competitive products in all applications. In addition, many of the Company's competitors have substantially greater capital resources, name recognition and expertise in manufacturing, marketing and product approval, which factors provide a competitive advantage to such companies, in connection with the sale of these stent products. The medical indications that can be treated by stents can also be treated by surgery, minimally invasive bypass procedures, drugs or other medical devices, including stand-alone balloon catheters, atherectomy catheters, irradiated devices and lasers. Many of the alternative treatments are widely accepted in the medical community and have a long history of use.

Company Strategy

         The Company's goal is to expand its position as one of the leading worldwide providers of coronary stent systems. The key elements of its strategy are as follows:

         Introducing New Products for Both Coronary and Non-Coronary Applications. The Company intends to build on its stent designs to broaden the coronary and non-coronary applications for its stents. For example, the GFX stent system introduced by the Company in fiscal 1997 was designed for increased flexibility and trackability and improved vessel coverage and support, with a goal of increasing the types of medical indications that may be treated with stents. The Company believes that the inherent adaptability and flexibility of the Company's stent designs will augment its ability to meet specialized coronary needs, as well as to provide stents for use in peripheral vessels, saphenous vein grafts and other applications. The Company has recently created a separate operating division, "Peripheral AVE," whose purpose is to focus its efforts on the design, development, manufacture and marketing of the Company's peripheral stent systems.

         Continuing Integration of Research and Development and Manufacturing Operations. The Company believes that the design of products for manufacturability and the rapid manufacture of products to satisfy market demand are key success factors in new product development in the medical device industry. To support these capabilities, the Company has designed and developed internally the technology necessary to perform a number of proprietary production processes and has developed the expertise to fabricate the majority of the components of its stent and PTCA balloon catheter products. The Company has also begun construction of a 130,000 square foot building adjacent to its corporate headquarters in Santa Rosa, California, at an estimated cost of $20 million, which, when completed, will be largely devoted to manufacturing activities. The design of the new facility is intended to allow continued integration of the Company's research and development and manufacturing operations as well as a significant expansion of the Company's production capabilities. The Company intends to leverage its vertically integrated product development and manufacturing approach to rapidly introduce innovative products.

         Continuing to Expand Sales and Marketing Efforts. The Company continually seeks to increase its market share and build product awareness in each of the over 40 countries outside of the United States in which its products are marketed. The Company has direct sales operations in its principal target markets in Europe -- France, Germany, the Netherlands (to service the Benelux countries), Switzerland and the United Kingdom -- and operates through unaffiliated distributors in other countries internationally. The Company believes that its direct sales presence allows it to focus greater attention on such countries' physician communities, which it believes helps to increase the advocacy base for the Company's products in Europe and other countries as well as facilitating more direct feedback to the Company on its products. The Company also believes that, in addition to building stronger relationships with its customers, this direct sales strategy provides the Company with more complete control of the distribution and growth of the Company's full product line, as well as allowing it to better manage the pricing and regulatory approval process for its products. The Company has also centralized its distribution services by contracting with a provider in the Netherlands to support direct sales operations and distributions throughout Europe. The Company intends to utilize a direct sales force in the United States if and when regulatory approval is received for the sale of its products in the United States, and has begun to develop such a sales force. The Company may continue to implement direct sales operations in selected markets where it believes such an approach will benefit its competitive position.

         Broadening Product Offerings to Provide More Complete Therapy Solutions. The Company believes that an ability to offer a more complete line of therapeutic products may enhance the Company's ability to compete effectively in the interventional marketplace. For example, the Company believes its current line of PTCA balloon catheters has provided the Company with expertise in balloon delivery and deployment. The Company continually reviews possible strategic acquisitions, third party technology licenses and marketing or distribution relationships with companies that have medical products in certain complementary product areas. However, there can be no assurance that the Company will enter into any such arrangements.

         Pursuing Regulatory Approval in the United States and Abroad; Conducting Clinical Trials to Promote Market Acceptance of the Company's Products. The Company is seeking FDA approval to allow sale of its products in the United States, which the Company believes represents the largest stent market in the world. In August 1997, the Company submitted a PMA to the FDA in connection with its ongoing efforts to gain approval to begin commercial sales of its coronary stent systems in the United States. Clinical studies under an Investigational Device Exemption (an "IDE") are ongoing with other of the Company's products. The Company does not expect FDA approval of its stent systems for sale in the United States prior to 1998, and there can be no assurance when or if such approval will be obtained. In addition to its United States clinical program, the Company is sponsoring several ongoing clinical studies in several countries outside the United States. The Company intends to use data from these trials to obtain regulatory approvals in new markets, to promote market acceptance of its products and to expand clinical applications of the Company's products.

         Developing and Maintaining Relationships with Leading Physicians. AVE develops and maintains relationships with leading physicians worldwide. Through these relationships, the Company seeks to work with opinion leaders who can foster market awareness of the Company's products. The Company supports these efforts through group training programs designed to increase physician familiarity with the Company's products. The Company also has assembled a staff of clinical specialists to expand its physician training, service and support activities. These specialists help provide an increased presence at industry trade shows and produce marketing material targeted toward physicians. In addition, the Company maintains an active program of collaborating with key physicians and medical centers to obtain feedback for new product development.

Products

         The Company currently markets its stent systems in most countries in Europe, including Germany, France and the United Kingdom, and in other countries outside of the United States in both over-the-wire and rapid exchange catheter delivery forms. In addition, the Company offers a line of PTCA balloon catheters outside of the United States. The following table identifies the Company's current products, their principal clinical application and their current commercialization status:

CURRENT PRODUCTS
------------------------------------------------------------------------------------------------------------------------------------
CORONARY STENT SYSTEMS
                                                                     Initial
                                                                     Release
     Product                 Description/Application                   Date                              Status
     -------                 -----------------------                   ----                              ------
GFX Stent Systems

   GFX               Third-generation  coronary  stent  system     September 1996          Available for sale in over 40 countries.
                     designed   to   provide   lower   profile                             PMA submitted to the FDA in August 1997.
                     (most  sizes  capable  of being  used in 6
                     French guide catheters) and greater radial
                     strength and flexibility than Micro Stent
                     II.
   GFX 2.5           Coronary   stent   designed  for  use  in     June 1997               Available  for sale in over 40 countries
                     vessels as small as 2.5mm in diameter.                                outside the United States.  Supplemental
                                                                                           IDE   application   was   submitted   in
                                                                                           September 1997.

   GFX XL            Coronary  stent  designed  for use in the     June 1997               Available  for sale in over 40 countries
                     treatment of long and diffuse lesions.                                outside   the   United    States.    IDE
                                                                                           application was  conditionally  approved
                                                                                           by the FDA in July 1997.

Micro Stent II Systems

   Micro Stent II    Second-generation    product,   featuring     October 1995            Available  for sale in over 40 countries
                     helical  connections  and enhanced radial                             outside the United States. PMA submitted
                     strength.  Designed  for use in a variety                             to the FDA in August 1997.
                     of coronary applications.
   Micro Stent 2.5   Coronary   stent   designed  for  use  in     December 1995           Available  for sale in over 40 countries
                     vessels as small as 2.5mm in diameter.                                outside the United States.  IDE received
                                                                                           in June 1996.
   Micro Stent II XL Coronary stent designed for use in the        December 1995           Available  for sale in over 40 countries
                     treatment of long and diffuse lesions.                                outside the United States. PMA submitted
                                                                                           to the FDA in August 1997

   Micro Stent II LP Similar  configuration  as the Micro Stent    June 1996               Available in markets  outside the United
                     II product with the added  capability of                              States  that   prefer  6  French   guide
                     being used in 6 French guide catheters.                               catheters.  Being  replaced  by the GFX,
                                                                                           and is  generally  distributed  only  in
                                                                                           countries where pre-market  approval for
                                                                                           GFX has not been obtained.

PERIPHERAL STENT SYSTEMS
                                                                     Initial
                                                                     Release
      Product                 Description/Application                  Date                       Status
      -------                 -----------------------                  ----                       ------

Bridge Renal Stent   Peripheral  stent designed for use in the     December 1996           Limited      release     in     selected
  -- Extra Support   renal arteries.                                                       international markets.
Bridge Iliac Stent   Peripheral  stent designed for use in the     December 1996           Limited     release     in     selected
  -- Extra Support   iliac vessels.                                                        international markets.
Bridge Iliac Stent   Peripheral  stent  designed  for  use  in     July 1997               Limited     release     in     selected
  -- Flexible        more tortuous iliac vessels.                                          international markets.
Bridge Biliary Stent Peripheral  stent designed for use in the         N/A                 510(k)  submitted  to the FDA in  April
                     biliary tract.                                                        1997.

PTCA BALLOON CATHETERS
                                                                     Initial
                                                                     Release
      Product                 Description/Application                  Date                       Status
      -------                 -----------------------                  ----                       ------

Nike
                     Rapid exchange,  semi-compliant  PTCA         October 1994            Approved for use in Japan and  available
                     catheter,  featuring  a  flexible                                     for  sale  in over  40  other  countries
                     proximal    shaft.                                                    outside the United States.

Elite                Rapid   exchange,   semi-compliant   PTCA     November 1994           Approved for use in Japan and  available
                     catheter,  incorporating stiffer proximal                             for  sale  in over  40  other  countries
                     shaft.                                                                outside the United States.
Peak                 Over-the-wire,     semi-compliant    PTCA     July 1995               Approved for use in Japan and  available
                     catheter.                                                             for  sale  in over  40  other  countries
                                                                                           outside the United States.  IDE clinical
                                                                                           studies in the United  States  commenced
                                                                                           in early 1997.
LTX                  Lower    profile,     higher    pressure,     September 1997          Limited      release     in     selected
                     minimally    compliant    PTCA    balloon                             international markets.
                     catheter  with  hydrophilic  coating  for
                     improved   performance,   in  both  rapid
                     exchange and over-the-wire models.
------------------------------------------------------------------------------------------------------------------------------------


Coronary Stent Systems

         The Company currently markets the following families of coronary stent products, all of which are pre-mounted on a catheter and balloon delivery system produced by the Company:

     GFX Stent Systems

         GFX. The GFX stent has a modified, six crown sinusoidal configuration and utilizes a stent component of 2mm in length. The product is designed to allow improved stent flexibility and trackability, vessel coverage and support while providing the capability of using most sizes with guiding catheters with outer diameters as small as 6 French (approximately 2.0mm), which may be helpful in certain applications. The GFX is offered in lengths of 8, 12, 18, 24 and 30mm with diameters of 3.0, 3.5 and 4.0 mm.

         GFX 2.5. The GFX 2.5 generally incorporates the same design features as the GFX (although it utilizes a four-crown configuration), but is designed for application in vessels as small as 2.5mm in diameter. The GFX 2.5 is offered in 8, 12, and 18mm lengths with a diameter of 2.5mm.

         GFX XL. The GFX XL is a longer stent made up of multiple stent components that is designed to be used in treating diffuse arterial disease and longer lesions with a single stent. Because the GFX XL retains the flexibility of the Company's GFX stent design, the Company believes it will enable physicians to treat longer lesions with a single stent, thereby potentially reducing procedure time and cost. The product incorporates the same design features as the GFX. It is offered in lengths of 30 and 40mm with diameters of 3.0, 3.5 and 4.0mm.

     Micro Stent II Systems

         Micro Stent II. The Micro Stent II utilizes a stent component of 3mm in length. The helical connection and reduced length of the stent elements allow for increased flexibility, thereby enhancing the handling characteristics and trackability of the stent system. The Micro Stent II also incorporates engineering advances related to radial strength and materials processing designed to allow greater control of minimal lumen diameter. The Company currently produces the Micro Stent II in 6, 9, 12, 18 and 24mm total length configurations with diameters of 3.0, 3.5 and 4.0mm.

         Micro Stent 2.5. The Micro Stent 2.5 incorporates the same design features as the Micro Stent II, but is designed for application in vessels as small as 2.5mm in diameter. The Micro Stent 2.5 is offered in 6, 9, 12, 18 and 24mm lengths with a diameter of 2.5mm.

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

         Micro Stent II LP. The Company's Micro Stent II family of products are generally designed for use within guiding catheters with an outer diameter of 7 French (approximately 2.3mm) or greater. In response to clinical demand in certain international markets, the Company developed the Micro Stent II LP for 6 French guide catheter compatibility. This product is being replaced by the GFX, and is generally distributed only in countries where pre-market approval for the GFX has not yet been obtained. The Micro Stent II LP is offered in lengths of 12 and 18mm with diameters of 3.0 and 3.5mm.

Peripheral Stent Systems

         In addition to the Company's coronary stent systems, the Company also offers a line of stent systems designed for the treatment of atherosclerosis in peripheral vessels of the body.

         Bridge Extra Support Renal Stent. The Bridge extra support renal stent is designed to be used in the renal arteries and is offered in diameters of 5, 6, and 7mm and lengths of 16mm. Initial release of the product occurred in December 1996.

         Bridge Extra Support Iliac Stent. The Bridge extra support iliac stent is designed to be used in the iliac vessels and is offered in diameters of 6, 7, 8, 9 and 10mm and lengths of 40 and 60mm. Initial release of the product occurred in December 1996.

         Bridge Flexible Iliac Stent. The Bridge flexible iliac stent is a lower profile, more flexible peripheral stent designed for use in more tortuous iliac vessels and is offered in diameters of 6, 7, 8, 9 and 10mm and a length of 40mm. Initial release of the product occurred in May 1997.

         Bridge Biliary Stent. The Bridge biliary stent is designed to be used in the biliary tract and is offered in diameters of 6, 7, 8, 9 and 10mm and lengths of 16, 20 and 40mm. A 510(k) application was submitted with the FDA in April 1997, but the product has not yet been released for commercial sale in any country.

PTCA Balloon Catheters

         In addition to the balloon catheters sold as part of the Company's stent systems, the Company also offers a broad line of balloon catheters for use in PTCA balloon procedures. All of such currently marketed balloon catheter products are semi-compliant, with rated burst pressures of between 8 and 10 atmospheres. The Company offers PTCA catheters with balloons in lengths of 20, 30 and 40mm and diameters ranging from 1.5mm to 4.0mm as discussed below.

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

         LTX. The LTX utilizes a lower profile, higher pressure, minimally compliant PTCA balloon rated at 14 atmospheres. Among other things, higher pressure PTCA balloons are useful in follow-up dilatation treatment, since higher pressure balloons generally more fully expand implanted stents. Initial release of the product occurred in selected markets in September 1997.

Research and Development Program

         The Company maintains an active research and development program designed to exploit its core technical expertise in stent systems, PTCA balloon catheters and related medical technologies. The Company has made a significant investment in developing its proprietary stent technologies and believes its research and development commitment in this area is critical to its competitive position. During fiscal 1997, the Company significantly increased its research and development expenditures and personnel. Research and development expenses for fiscal 1997, 1996 and 1995 were approximately $11,422,000, $6,480,000
($3,880,000 after excluding a one-time charge of $2,600,000 in connection with the termination of certain patent royalty obligations), and $987,000, respectively.

         The Company is reviewing potential products in several areas, including stent use in carotid and neurological applications, radiation and the use of alternative stent materials. There can be no assurance that any of the products above will be successfully developed, commercially released or accepted by the market or that regulatory clearance will be obtained from the necessary international or United States regulatory agencies.

Clinical Trial Activities

         Clinical trials have not been required in most European markets prior to the initiation of commercial sales. By contrast, certain other countries, including the United States and Japan, require government pre-market approval, rigorous in vitro and/or pre-clinical data and the completion of clinical trials prior to commercialization of new products. In Japan, following the submission of the results of clinical trials to Japanese regulators in late 1996, the Company's Japanese distributor received in June 1997 government approval for the sale in Japan of the Company's coronary stent systems. The approval covers the entire line of the Company's coronary stent systems, including the rapid exchange and over-the-wire delivery systems for each of such products. The approval includes the entire GFX product line, including the low profile GFX 2.5 for smaller vessels and the GFX XL for longer lesions, as well as the entire Micro Stent II product line. As of the date hereof, however, the Company's
Japanese distributor had not yet received the related reimbursement approval. The Company does not expect reimbursement approval in Japan prior to November 1997, and there can be no assurance when or if such approval will be obtained. The Company's Japanese distributor has previously received approval of the Company's Nike, Peak and Elite PTCA balloon catheter systems.

         With respect to the United States, in August 1997 the Company submitted a PMA to the FDA in connection with its ongoing efforts to gain approval to begin commercial sales of its coronary stent systems in the United States. The PMA was based on a 661-patient, multi-center, randomized clinical study with the Company's Micro Stent II device in the United States under an Investigational Device Exemption ("IDE"). The study, entitled SMART (Study of Micro stent's Ability to limit Restenosis Trial), evaluated the treatment of both de novo and restenotic lesions in native coronary arteries, utilizing the Palmaz-Schatz(R) stent of Cordis (a Johnson & Johnson company) as a control. The study had an elective indication for use and required follow up, utilizing a primary endpoint of clinically driven target site revascularization at nine months and various secondary endpoints (including angiographic restenosis). The data for preliminary six-month data, as presented in late August 1997 by the principal investigator for the study, indicated that the target site revascularization for the Micro Stent II at six months was approximately 8.4% and was statistically equivalent to the results for the Palmaz-Schatz(R) product. The Company included in supplemental registries to the study patients with long lesions that were treated with the Micro Stent II XL as well as patients treated with the GFX, and certain data relating to the GFX was included in the August 1997 PMA submission. The Company has also commenced U.S. clinical trials of the Company's single-operator stent delivery system and of the Company's Peak PTCA balloon catheter, although such systems were not included in the PMA submission. The Company does not expect FDA approval of any of its stent systems for sale in the United States prior to 1998, and there can be no assurance when or if such approval will be obtained. The Company has incurred, and expects to continue to incur, substantial clinical research and other costs in connection with obtaining regulatory approvals for its stent systems in the United States and other countries.

         In addition to its United States clinical program, the Company is sponsoring several ongoing clinical studies in several countries outside the United States. In addition to fulfilling the regulatory requirements for the sale of its products in certain countries, the Company intends to use data from these trials to promote market acceptance of its products and to expand clinical applications of the Company's products. The Company believes that clinical trials are an important method of demonstrating performance and expanding potential applications of the Company's products to physicians at leading medical centers participating in such trials. Accordingly, the Company believes that the results of such trials can be an important part of the Company's marketing programs and competitive positioning of the Company. In sponsoring clinical trials, the Company generally is involved in the design of the protocol for such trials, makes its stents available to the trials' investigators free of charge or at discounted rates, and aids with the patient enrollment procedures and other ministerial aspects of the trial as necessary, but otherwise does not participate in the performance of the trials.

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

Distribution, Sales and Marketing

         The Company markets its GFX and Micro Stent II families of stent systems and its PTCA balloon catheters in over 40 countries outside the United States. Until April 1996, substantially all of the Company's sales were to international distributors who resell products to health care providers. The Company terminated its relationship with distributors in Germany and the United Kingdom in April and May 1996, respectively, and in France, Switzerland, Belgium and the Netherlands effective September 30, 1996. The Company believes that the establishment and maintenance of direct sales forces in France, Germany, the Netherlands (to service the Benelux countries), Switzerland and the United Kingdom has resulted in increased revenues and market share in those territories. The Company also believes that its direct sales operations have enabled it to build stronger relationships with customers, more completely control the distribution and growth of the Company's full product line, and to better manage the pricing and regulatory approval process for its products. The Company has also centralized its distribution services by contracting with a provider in the Netherlands to support direct sales operations and independent distributors throughout Europe. The Company may establish a direct sales force in one or more additional countries in the future where it believes such an approach will benefit its competitive position. The establishment and maintenance of direct sales forces has required and will continue to require significant ongoing expenditures, additional management resources and has resulted, and may continue to result, in additional costs to eliminate existing distributor relationships (including litigation by former distributors). The Company's former distributors in Belgium, France, the Netherlands and Switzerland have commenced legal action against the Company in connection with the termination of the distribution relationships in those countries. See "Item
3. Legal Proceedings."

         In all other countries, the Company currently sells its products through independent distributors. Such distributors generally are granted the right to sell the Company's products within a defined territory and are typically permitted to sell other non-competing medical products. All sales to distributors are denominated in U.S. dollars, while sales effected through the Company's direct sales operations are denominated in the local currency. The Company's distributors purchase the Company's products at discounts that vary by product and market. The distributors resell the products to health care providers such as hospitals at prices that are determined by the distributor. The Company's use of distributors in certain countries does not allow the Company to control end-market prices charged for its products in those markets and may not result in the same level of sales and marketing efforts as would the use of a direct sales force by the Company in those markets. The Company has written agreements with most of its more significant distributors, including the Company's Japanese distributor.

         Over 40% of the Company's fiscal 1997 revenues were derived from export sales to non-affiliated international distributors. No single distributor accounted for more than 5% of the Company's net sales in fiscal 1997. However, upon any receipt of reimbursement approval for the sale of the Company's stents in Japan, the Company's Japanese distributor is expected to account for a significantly increased portion of the Company's sales for the remainder of fiscal 1998. The Company anticipates that substantially all of its revenues from product sales will be derived from sales in foreign countries until at least 1998. International sales are subject to certain risks, including foreign medical regulations, export/import licenses, foreign currency fluctuations, economic or political instability, shipping delays and tariffs and other various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. As the Company continues to develop an international sales force it expects to be more directly subject to foreign currency fluctuations to the extent such direct sales may be denominated in foreign currency. In the third fiscal quarter of fiscal 1997, the Company incurred losses of approximately $550,000 due to foreign currency fluctuations. The Company has since entered into certain currency hedging transactions in the form of forward exchange contracts that the Company believes should limit its exposure to such currency fluctuations. There can be no assurance, however, that the Company will not incur losses due to foreign currency fluctuations in the future.

         The Company continually reviews its existing distributor arrangements. Establishing a direct sales force requires significant time, management resources and expenditures and may result in substantial additional costs to eliminate existing distribution relationships or legal actions by former distributors. The Company expects to establish a direct sales force in one or more additional countries in the future where it believes such an approach will benefit its competitive position. Failure by the Company to quickly and cost-effectively establish effective sales forces in such additional countries could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has implemented a marketing and development program to support its sales in foreign markets as well as to increase its visibility with leading physicians. The Company has implemented a series of physician group training sessions in Europe and Japan designed to increase exposure to the Company's products and allow "hands on" demonstration and training. In addition, the Company has developed a staff of clinical specialists to help coordinate clinical trials, work directly in the training of physicians and certain aspects of patient care, provide an increased presence at industry tradeshows and produce marketing material targeted toward physicians. The Company anticipates that, because of the diverse needs of the market for peripheral stents and some of the other markets for which the Company is developing products, it will develop separate clinical support and sales forces to take advantage of clinical and technical expertise specific to those markets.

         In the United States, the Company intends to market its coronary stent products, if and when approved by the FDA for sale there, with a direct sales organization. The Company has begun to develop a U.S. sales force, but additional resources will be required to develop a sales force capable of effectively commercializing the Company's products in the United States. The Company also anticipates that its various sales forces, particularly its U.S. sales force, will need to actively pursue approval of the Company as a qualified supplier for hospital group purchasing organizations that negotiate contracts with suppliers of medical products. Qualification with such group purchasing organizations, which exist on both a national and regional level, has become increasingly important in recent years in response to cost containment pressures and health care reform. Failure to build an effective sales and marketing organization in the United States could have a material adverse effect on the Company's business, financial condition and results of operations.

Manufacturing

         The Company performs most of the steps for fabrication of its stents internally, including cutting, forming, connecting through proprietary attachment processes and electropolishing high quality medical grade stainless steel. To support this capability, the Company has designed manufacturing and testing equipment that has enabled the development and execution of proprietary processes not currently available from outside suppliers. For example, the Company has its own balloon and catheter extrusion equipment, which allows for rapid prototyping and adherence to strict design specifications and quality standards in manufacturing.

         In addition to the technological advantages of its stent designs, the Company believes that its vertically integrated manufacturing and research and development operations provide a competitive advantage in quickly developing and bringing to market sophisticated stent and catheter products. This integration allowed the Company to develop and bring to market several new products in fiscal 1997, including the GFX and the Bridge renal and iliac peripheral stent systems. The Company's manufacturing engineers participate in the product design process so as to insure the Company's ability to achieve rapid and cost effective manufacturing capabilities for its products. The Company is committed to manufacturing internally as many of its products and components as practicable and believes that such a process better enables it to set, achieve and control high standards for the quality of its devices, reduce time to market, manage costs, maintain control over proprietary information, and execute improvements in design and manufacturing processes. In mid-1998, the Company expects to move a significant portion of its United States manufacturing operations to a new facility currently under construction adjacent to its headquarters facility in Santa Rosa, California. There can be no assurance that the Company will be able to cost-effectively complete such transition or that it will not result in a stoppage or reduction of production capacity or efficiency, any of which events could have a material adverse effect on the Company business, financial condition or results of operations.

         The design, manufacture and assembly of certain proprietary components and materials used in the Company's PTCA balloon angioplasty and stent delivery catheters take place in the Company's facilities in Santa Rosa, California and those of Arterial Vascular Engineering Canada, Inc. ("AVEC"), a subsidiary of the Company located in Richmond, British Columbia. Though catheter components are fabricated in both facilities, all of the Company's products sold commercially are currently finished and packaged in the Canadian facility, with the Company's finished medical devices then being shipped from Canada to distributors outside of the United States. However, if and when the FDA approves the commercial sale of the Company's coronary stent products in the United States, the Company expects that it will supply the United States market directly from its manufacturing facilities in Santa Rosa. The Company executes all critical assembly operations in controlled environment rooms in which bacterial and airborne particulate levels are monitored.

         The Company has obtained the right to affix CE (Conformite Europeene) marking to all of its coronary stent systems sold in all countries of the European Economic Area and Switzerland. CE marking is a European symbol of conformance to strict product manufacturing and quality system standards. As part of the CE marking process, the Company also received ISO 9001/EN46001 certification with respect to the manufacturing of all of its coronary stent products. With respect to the United States, the FDA is expected to inspect the Company's manufacturing facilities and processes for compliance with the FDA's Quality System Regulation before the FDA will approve the Company's PMA application for commercial sale of its coronary stent systems in the United States. Such facilities have not yet been inspected by the FDA. Furthermore, additional manufacturing sites (such as the 130,000 square foot facility currently under construction in Santa Rosa, California) and changes in manufacturing processes will also be subject to regulatory inspection for compliance with United States and international regulations. There can be no assurance that the Company will be able to demonstrate or continue to demonstrate the compliance of its existing or future facilities with any such regulations. See "--Government Regulation."

         The Company relies on some outside sources for catheter components and from time to time the Company has experienced shortages of certain supplied materials that have significantly affected its ability to produce enough product to satisfy market demand. The Company currently relies upon a single supplier of the medical grade stainless steel from which the Company's stents are machined. In fiscal 1995, the Company experienced a shortage in acceptable medical-grade stainless steel and was unable to supply products for a period of time. The Company is continually reviewing its own capabilities and the capabilities of other potential suppliers of medical grade stainless steel, although to date no such other suppliers have been able to produce materials meeting the Company's quality standards. The failure to obtain sufficient quantities of component materials could have a material adverse effect on the Company's business, financial condition and results of operations.

         The anticipated commencement of commercial sales of the Company's coronary stent systems in the United States, if FDA approval is received, is expected to increase production requirements to a level not yet experienced by the Company. Manufacturers often encounter difficulties in increasing production, including problems involving production yields, adequate supplies of components, quality control and assurance and shortages of qualified personnel. In 1995, the Company experienced difficulties in producing sufficient volumes of products to satisfy demand, due in part to lower production yields associated with the commencement of large scale manufacturing of new products. Moreover, the Company developed a significant short-term backlog during January 1997 in connection with the scale-up of manufacturing of its GFX stent system. There can be no assurance that the Company will be successful in scaling up its manufacturing operations, or that it will not experience manufacturing difficulties in the future. Difficulties experienced by the Company in manufacturing scale-up could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that its current manufacturing space will be sufficient to serve its needs through at least early 1998. The Company has begun to produce inventory for the short-term supply of the potential U.S. market, and it has begun construction of a 130,000 square foot building adjacent to its corporate headquarters in Santa Rosa, California, at an estimated cost of $20 million, which, when completed, will be largely devoted to manufacturing activities. However, there can be no assurance that such new manufacturing facility will be completed in time to allow the Company to adequately supply the potentially significant demands of the U.S. market on a long-term basis, nor that such new facility will pass regulatory inspection for compliance with United States and international regulations.

Competition

         Competition in the market for the treatment of cardiovascular disease is intense and is expected to increase. The Company competes primarily with Boston Scientific Corporation, C.R. Bard, Inc., Cook, Inc., Guidant Corporation, Cordis (Johnson & Johnson), Medtronic, Inc. and Pfizer, Inc., among others, in the development, production and marketing of stents and stent technology. The Company believes that Cordis (Johnson & Johnson) is currently the worldwide market leader with a majority of the market for stent devices. As of the date of this report, Cordis (Johnson & Johnson), Cook and Medtronic have the only stents which have been approved by the FDA for sale in the United States. In addition, Guidant submitted a PMA to the FDA for its stent product in June 1997, while the Company's PMA was submitted in August 1997. Earlier entrants in the market in a therapeutic area often obtain and maintain significant market share relative to later entrants. Moreover, in many countries in which the Company markets its products, neither pre-market approval nor clinical studies are required prior to marketing a product. As a result, competitive products have been and continue to be quickly introduced in these markets. Many of the Company's competitors and potential competitors have substantially greater name recognition and capital resources than does the Company and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that the Company's competitors will not succeed in developing stents or stent systems, competing technologies or therapeutic drugs that are more effective or more effectively marketed than products marketed by the Company or that render the Company's technology obsolete. Additionally, even if the Company's products provide performance comparable to competing products, there can be no assurance that the Company will be able to obtain necessary regulatory approvals or compete against competitors in terms of manufacturing, marketing and sales.

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

         An additional competitive factor is the current healthcare environment. Particularly in the United States, this environment has increasingly centered around managed care organizations, group purchasing organizations, hospital consolidations  and  other  factors  resulting  in  increased  cost  containment pressures for medical procedures generally, including the less invasive procedures for which the Company markets its products. Many of the Company's competitors have a greater strategic mass and offer broader product lines in minimally invasive procedures generally than does the Company, allowing them to market their stent systems and PTCA balloon catheters to medical specialists as part of a broad package of other needed minimally invasive medical devices. There can be no assurance that the Company's competitors will not succeed in developing more effective marketing programs than the Company in such an environment.

         The Company believes that the increasing number of devices in the international stent market and the desire of companies to obtain market share has resulted in increased price competition, particularly in the second and third quarters of fiscal 1997, which has caused the Company to reduce prices on its stent systems. Price reductions effected by the Company in response to competitive pressure reduced net sales in the second quarter of fiscal 1997, but were offset by increased unit sales in the third and fourth quarters of fiscal 1997. The Company expects such price competition to continue, particularly in Germany. If the Company is forced to effect further price reductions, such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors. Price reductions by the Company in response to competitive pressure, particularly in Germany, could have a material adverse affect on the Company's business, financial condition and results of operations.

         In addition, the ability to use patents or other proprietary rights to prevent sales by competitors is an important competitive tool in the medical device industry. The Company believes that patents held by competitors may restrict its ability to market its current products in the United States. See "-- Patents and Proprietary Rights."

         The stent market is characterized by rapid technical innovation. Product development involves a high degree of risk and there can be no assurance that the Company's competitors and potential competitors will not succeed in developing and marketing technologies and products that are more effective than those developed and marketed by the Company, or that would render the Company's technology and products obsolete or noncompetitive. The medical indications that can be treated by stents can also be treated by surgery, minimally invasive bypass procedures, drugs, or other medical devices including stand alone balloon catheters, atherectomy catheters and lasers, many of which are widely accepted in the medical community. Although the use of stents is increasingly supported by the professional community, there is no assurance that procedures using stent technology will replace such established treatments or that clinical research will continue to support the use of stents. Additionally, new surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use the Company's products.

Patents and Proprietary Rights

         The Company has filed U.S. and foreign patent applications to protect its proprietary position in stents and stent delivery systems. The Company also relies on trade secrets, technical know-how and technological innovation to maintain its competitive position. The Company's policy is to protect and enforce its patent and other intellectual property rights by appropriate action.

         The Company holds one issued United States patent, has received notices of issuance on two of its United States patent applications and has several United States patent applications pending. It also holds two Australian patents, one European patent and has additional foreign patent applications filed. The Company's issued United States patent relates to stent technology used in the Company's current stent systems. The Company also has a license to make and sell stents and balloon angioplasty catheters using technology covered by patents and patent applications of a third party. The application for a stent patent which resulted in the Company's only issued United States patent was acquired from Endothelial Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS"). In June 1996, two former shareholders of ESS, each of whom currently holds shares of Common Stock of the Company, filed an action against the Company seeking, among other things, to rescind the transfer of such technology from ESS and to transfer such patent to ESS. No assurance can be given as to the outcome of any such litigation. Loss or impairment of the right to produce products based on such patents could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 3. Legal Proceedings."

         A number of medical device and other companies, universities and research institutions have filed patent applications or have been issued patents relating to catheters, stents and delivery systems and there has been substantial litigation in this area. The Company's success will depend on its products not infringing patents issued to competitors. The Company is aware that a portion of the technology used in its current stent systems may, if challenged, be determined to be in conflict with certain United States patents held by competitors of the Company, which competitors are larger and have more substantial resources than the Company. These competitors can be expected to expend significant resources to attempt to enforce and/or defend the validity of their patents. The validity, scope and enforceability of one such patent held by a competitor was recently challenged in litigation not involving the Company. The parties to that litigation settled their dispute privately before receiving a court decision as to the validity, scope or enforceability of such patent. Subsequently, the validity and enforceability of that patent has separately been challenged in other litigation not involving the Company. In the event that such litigation is resolved unfavorably from the Company's perspective, the Company may be precluded from selling its current stent products in the United States for the life of such patent.

         In anticipation of receiving approval for sale of its products in the United States, the Company is reviewing whether it may be necessary to modify its current technology or develop new products to avoid infringement under such United States patents. If the Company's products are determined to infringe and it cannot obtain a license on commercially reasonable terms or modify its current technology or develop new products to avoid infringement, such outcome could require the Company to cease its commercial activities and sales of the affected products in the United States and could have a material adverse effect on the Company's business, financial condition and results of operations. Modification of the Company's products or development of new products to avoid infringement may require the Company to conduct additional clinical trials for such new or modified products in connection with United States regulatory approval and to revise its filings with the FDA or other regulatory agencies.

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

Government Regulation

         International sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process required for commercial sales varies from country to country. The products currently sold by the Company are subject to pre-market approval in Belgium, Canada, Italy, Japan, Norway, Spain and Sweden as well as to other regulatory requirements in these and other countries. The Company received approvals to market its coronary stent systems in Belgium, Italy, Norway and Sweden prior to or early in fiscal 1997. The Company received such approval in Spain when it obtained the right to affix CE marking to its stent systems in June 1997. Pre-market approvals from particular countries within the European Economic Area (the 15 countries of the European Union and Norway and Iceland) will not be required after the Company has achieved compliance with the requirements of the Medical Devices Directive (the "MDD") discussed below. Additionally, in June 1997, the Company's Japanese distributor received approval for the sale in Japan of all the Company's coronary stent systems to date; however, to date such distributor had not yet received the related reimbursement approval there. It had earlier obtained such approval for the Company's Peak, Nike and Elite PTCA balloon catheter systems. The Company is also currently working with Canadian authorities regarding approval of its stent products for sale in Canada. In certain countries, the Company may also be subject to regulations governing clinical trials of its products. The Company currently exports and sells its coronary stent systems and its PTCA balloon catheters in over 40 countries outside of the United States, with full or limited release of the Company's line of Bridge peripheral stents and its LTX high pressure PTCA balloon catheter system currently in progress.

         In fiscal 1997, the Company began taking an active role in the receipt of pre-market approvals and compliance with clinical trial requirements in those countries that require them, particularly in those countries where it has direct sales operations. However, to some extent the Company continues to rely on distributors in those countries where it continues to use distributors. The Company's distributors have received pre-market approvals in those countries that require them and in which the Company currently has commercial sales. There can be no assurance that the Company will continue to be able to quickly and cost-effectively establish and maintain regulatory compliance operations with respect to those countries where it establishes direct sales operations. The Company has in the past discovered instances of regulatory noncompliance by its distributors, and has, in response, caused the applicable distributor to file revised governmental notifications, ceased to sell commercially its products in the applicable countries or otherwise acted so as to halt any ongoing noncompliance in such countries. While the Company is not aware of any pending or threatened governmental action against it in any country in which it has done business, any enforcement action by regulatory authorities with respect to past or any future regulatory noncompliance could have a material adverse effect on the Company's business, financial condition and results of operations.

         Generally, in order to continue selling its products within the European Economic Area and Switzerland following June 14, 1998, the Company will be required to achieve compliance with the requirements of the MDD and affix CE marking on its products to attest to such compliance; the Company believes that products which have already been delivered to distributors will be able to continue to be sold by such distributors during a subsequent three-year transition period. To achieve compliance, the Company's products must meet the "Essential Requirements" of the MDD relating to safety and performance and the Company must successfully undergo verification of its regulatory compliance
("conformity assessment") by a Notified Body selected by the Company. The Company has selected TUV Product Service of Munich, Germany as its Notified Body. The nature of such assessment depends on the regulatory class of the product, and the Company's coronary stent products are currently in Class III, the highest risk class, and therefore subject to the most rigorous controls.

         In March 1997, the Company received ISO 9001/EN46001 certification from its Notified Body with respect to the manufacturing of all of its coronary stent products. This certification applies to the manufacturing operations in each of the Company's Santa Rosa facilities and AVEC's facility in Canada. In June 1997, the Company obtained the right to affix CE marking to all of its coronary stent systems sold in all countries of the European Economic Area and Switzerland. The Company will be subject to continued supervision by its Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are beyond the scope of the MDD. With respect to its Bridge line of peripheral stent systems, its LTX high pressure PTCA balloon catheter system and any additional products not already cleared for CE marking, the Company will need to comply with the CE marking requirements prior to June 14, 1998, or else it will be unable to sell its products in the European Economic Area or Switzerland unless and until compliance is achieved. Failure to achieve such compliance could have a material adverse effect upon the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to achieve or maintain compliance required for CE marking on all or any of its products or that it will be able to timely and profitably produce its products while complying with the requirements of the MDD and other regulatory requirements.

         In the United States, the Company is subject to extensive regulation of medical devices by the FDA as well as state and local authorities, including the California Department of Health Services. Generally, unless a medical device manufacturer can establish to the FDA's satisfaction that a newly developed device is "substantially equivalent" to a legally marketed device that does not itself require pre-market approval, the Federal Food, Drug and Cosmetic Act (the "FDC Act") requires that the manufacturer submit a PMA for the device and obtain the FDA's approval of the PMA prior to marketing the device in the United States. It is expected that all of the Company's coronary stent products will be subject to the PMA process. The first step in the PMA approval process is usually the submission to the FDA of the results of laboratory and pre-clinical studies, which typically must be conducted in compliance with the FDA's regulations governing Good Laboratory Practices, and a request for permission to clinically evaluate the device in humans under an IDE. Initiation of the study requires the approval of the FDA and of the institutional review board of the hospital or clinic participating in the clinical trial and written informed consent from all participating patients. Furthermore, FDA regulations subject sponsors of IDEs to certain requirements including proper monitoring of clinical investigations, selection of qualified investigators, recordkeeping, reporting of unanticipated adverse device events and submission of periodic progress reports. In addition, a sponsor is prohibited from promoting or commercializing a device prior to PMA approval. The PMA must contain, among other things, the results of the clinical trials, the results of all relevant bench tests, laboratory and pre clinical studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used for manufacture, including the method of sterilization. In addition, the submission must include the proposed labeling, advertising literature and physician training methods (if required). In general, data from adequate and well-controlled independent, statistically significant clinical trials must demonstrate the safety and effectiveness of the device in order to obtain approval of the PMA.

         After completion of the FDA's preliminary review, the submission is ordinarily sent to an FDA-selected scientific advisory panel composed of physicians and scientists with expertise in the particular field which (after holding any public hearings it deems necessary) then issues a recommendation to the FDA that may include conditions for approval. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable quality system regulation ("QSR") requirements. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will issue an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval order, authorizing commercial marketing of the device for certain indications. The sponsor may not promote the device for uses not approved by the FDA. The FDA also has the authority to impose certain post-approval requirements in a PMA approval order, including post-approval surveillance studies further evaluating the safety, efficacy and reliability of the device. Additional post-approval FDA requirements include Medical Device Reporting (MDR) requirements and device tracking requirements. Failure to comply with any post-approval requirements may lead to withdrawal of FDA approval. The PMA review and approval process generally takes more than a year to complete from the date of acceptance by the FDA for filing, and may take substantially longer. In response to public concerns, the FDA has recently made efforts to reduce the time required to clear PMAs and PMA supplements, but review times for products such as the Company's remain long and there can be no assurance that the Company's PMA will receive any kind of expedited review. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA. Certain modifications to medical devices require FDA clearance, either under the IDE or in a PMA supplement. Such IDE and PMA supplements relating to product modifications require the submission of the same type of information required for an initial application, but because such subsequent filings need only contain sufficient information to support the change, they are generally more brief. The FDA generally does not use an advisory panel review for PMA supplements.

         In August 1997 the Company submitted a PMA to the FDA in connection with its ongoing efforts to gain approval to begin commercial sales of certain of its coronary stent systems in the United States. The PMA was based on a 661-patient, multi-center, randomized clinical study with the Company's Micro Stent II device in the United States under an IDE. The study evaluated the treatment of both de novo and restenotic lesions in native coronary arteries, utilizing the Palmaz-Schatz(R) stent of Cordis (a Johnson & Johnson company) as a control. The study had an elective indication for use and required follow-up, utilizing a primary endpoint of clinically driven target site revascularization at nine months and various secondary endpoints (including angiographic restenosis). The data for preliminary six-month data, as presented in late August 1997 by the principal investigator for the study, indicated that the target site revascularization for the Micro Stent II at six months was approximately 8.4% and was statistically equivalent to the results for the Palmaz-Schatz(R) product. The Company included in supplemental registries to the study patients with long lesions that were treated with the Micro Stent II XL as well as patients treated with the GFX, and certain data relating to the GFX was included in the August 1997 PMA submission. The Company has also commenced clinical trials of the Company's single-operator stent delivery system and of the Company's Peak PTCA balloon catheter system. Such systems were not, however, included in the PMA submission made in August 1997. The Company does not expect FDA approval of any of its stent systems for sale in the United States prior to 1998, and there can be no assurance when or if such approval will be obtained. The Company has incurred, and expects to continue to incur, substantial clinical research and other costs in connection with obtaining regulatory approvals for its stent systems in the United States and other countries.

         With respect to its commercial product sales, which currently occur only outside of the United States, the Company's Santa Rosa facilities currently manufacture only components (not finished devices) and the finished devices are currently assembled in the AVEC facility. However, the Company anticipates that it will supply the United States market, if and when the sale of its products are approved by the FDA for sale there, directly from its manufacturing facilities in Santa Rosa. Under current law, at such time as the Company manufactures finished devices in the United States or imports or offers finished devices for import into the United States (except as may be covered by an IDE), the QSR requirements will apply and the Company expects that the FDA will inspect the Company's manufacturing facilities on a regular basis for compliance with applicable FDA regulations, including the QSR requirements. The QSR requirements mandate that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. The Company will also be required to comply with various FDA requirements for labeling. Furthermore, in accordance with the FDA's MDR requirements the Company will be required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the Company, its officers and its employees.

         The Company currently exports to its Canadian subsidiary its stent components, stent delivery system components and PTCA balloon catheter components for final assembly and distribution. The Company believes that its export of these components does not currently subject the Company to export approval requirements under the FDC Act. However, the FDA could determine in the future that the Company's export of components is not in compliance with the FDC Act or the FDA's regulations or policies, or that such exports will be prohibited in the future. Failure to comply with applicable FDA or other applicable regulatory requirements can result in fines, injunction, civil penalties, recall or seizure of products, total or partial suspension of production and criminal prosecution. In addition, the manufacturing operations at the facilities of AVEC are subject to Canadian medical device regulations. In February 1996, a medical device inspector with the Canadian government inspected AVEC's facility and determined that AVEC's operations were in compliance with such regulations. However, Canadian authorities could determine in the future that AVEC's operations are no longer in compliance with such regulations, and a restriction or prohibition against the export by the Company of components for final assembly in Canada or another country could require the Company to make substantial changes to its manufacturing operations and have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The federal Medicare program and other major Third-Party Payors in the United States generally reimburse most acute, general care hospitals for inpatient medical treatment, including all operating costs and all furnished items or services, including devices such as the Company's, at a prospectively fixed rate based on the diagnosis-related group ("DRG") that covers such treatment, as established by the federal Health Care Financing Administration (the "HCFA"). For interventional procedures, the fixed rate of reimbursement is based on the procedure or procedures performed and is unrelated to the specific devices used in that procedure. In addition, each interventional DRG payment is calculated to reflect the costs of a specific procedure or type of procedure. Effective October 1, 1996, the HCFA created a new procedure code for the implantation of a coronary artery stent. In accordance with HCFA policy, that code was assigned to the DRG category used for predecessor codes, not specifically designed for coronary artery stents: DRG 112 -- "Percutaneous Cardiovascular Procedures." DRG 112 includes PTCA procedures. This DRG does not reflect the current costs associated with the use of the Company's stent systems, and therefore would likely result in under-reimbursement in the event that the Company were permitted to sell such products to parties subject to such reimbursement level. As of the date of this report, the HCFA was reevaluating this DRG assignment, based on hospital resource data, as part of its annual DRG review process, and considering whether to re-assign coronary stent implant procedures from DRG 112 to DRG 116 (a code which includes cardiac pacemaker implants) as of October 1, 1997. The Company believes that the reimbursement rate established in connection with such new DRG code would be higher than that currently established under DRG 112 and that such rate would generally reflect the current costs associated with the use of the Company's stent systems. There can be no assurance, however, that the HCFA will re-assign coronary stent procedures to DRG 116 or that any new reimbursement rates will sufficiently reflect the current or future costs associated with the use of the Company's stent systems.

         Third-Party Payors that do not use prospectively fixed payments increasingly use other cost containment devices, such as having exclusive suppliers or approved lists of devices deemed to be "cost effective," and requiring discretionary, prior authorization for exceptions. In addition, Third-Party Payors may deny reimbursement if they determine that the device used in a treatment was not a covered device or was unnecessary, inappropriate, experimental, used for a nonapproved indication or not cost effective. In other situations, Third-Party Payor cost containment efforts may pose barriers to the use of the Company's products if, for example, the products are not on a Third-Party Payor's approved list of devices. Accordingly, providers must determine that the clinical benefits of stents justify the additional cost or the additional effort required to obtain prior authorization or coverage and the uncertainty of actually obtaining such authorization or coverage. Reimbursement of angioplasty procedures is covered under a DRG, but because the amount of reimbursement is fixed by Medicare and some other Third-Party Payors, the amount of potential profit relating to the procedure may be reduced by the additional cost associated with use of the Company's stent systems.

         While the Company  believes  that the use of stents may  continue to be cost effective for many medical indications, the Company believes that reimbursement in the future is becoming subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance as to either United States or foreign markets that third party reimbursement and coverage will be available and adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation or reimbursement policies of Third-Party Payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis, particularly if the Company's stents are more expensive than competing stents. The unavailability of Third-Party Payor coverage or the inadequacy of reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability and Insurance

         The design, manufacture and marketing of medical devices of the types produced by the Company entail an inherent risk of product liability and other liability claims in the event that the use of the Company's products results in personal injury claims. The Company's products are designed to be implanted in the human body indefinitely, and are used in life-threatening situations where there is a high risk of serious injury or death. From time to time the Company has received inquiries regarding particular medical procedures in which its products were used, but to date the Company has not experienced any product liability claims. Any such claims could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains liability insurance with coverage of $20 million both per occurrence and in the aggregate. There can be no assurance that product liability or other claims will not exceed such insurance coverage limits, or that such insurance will continue to be available on commercially acceptable terms or at all.

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

Additional Business Risks

         The Company has recently experienced rapid growth in its facilities and the number of its employees, the number of products under development, the number and amount of products manufactured and sold and the geographic scope of its sales. In order to support increased levels of sales in the future and to augment its long-term competitive position, the Company anticipates that it will be required to make significant additional expenditures in manufacturing, research and development, sales and marketing, and administration, both in absolute dollars and as a percentage of sales. Among other things, the Company expects to spend approximately $20 million on its new manufacturing facility currently under construction in Santa Rosa, California. While the Company has commenced the implementation of improved financial and management systems, is increasing personnel and expects to increase substantially its efforts in these areas, there can be no assurance that such systems and personnel will be efficiently integrated or will be adequate for the management of the Company's current or future operations, or that the Company will be able to manage such growth effectively.

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

         The Company's success is dependent upon acceptance of its stent systems and PTCA balloon catheters by the medical community as reliable, safe and cost effective. The Company has only limited clinical data regarding the efficacy of the stent systems it currently sells. The Company and other producers of stents are engaged in clinical studies of stent systems, including in some cases comparison of the Company's stents to those of competitors. Clinical results are inherently unpredictable and are influenced by the indications and endpoints chosen and the procedures used. There can be no assurance that results from clinical trials sponsored by the Company, its competitors, or a third party will not delay or prevent regulatory approvals, reduce market demand for the Company's products or that the Company's interpretation of data from its clinical trials will be accepted by the FDA or other regulatory authorities or the medical community at large.

         In fiscal 1997, the vast majority of the Company's net sales were derived from sales of its stent systems. In addition, over 40% of the Company's net sales for fiscal 1997, and over 70% of its net sales for the fourth quarter of fiscal 1997, were derived from products introduced during fiscal 1997. The success of these products depends, among other things, on the nature of the technological advances inherent in the products' design, clinical trial results, market acceptance of the products, and the Company's receipt of regulatory approvals for the products. There can be no assurance that clinical trial results will be favorable, that required regulatory approvals will be obtained, or that recently introduced products or future products will gain market acceptance. Unfavorable clinical trial results, failure to obtain regulatory approvals or failure to gain market acceptance for the Company's recently introduced products or future products could have a material adverse effect on the Company's business, financial condition and results of operations. The life cycle of the Company's products is difficult to predict. To the extent demand for any of the Company's products declines and the Company's newly introduced products are not commercially accepted, there could be a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company's Amended and Restated Certificate of Incorporation and the Delaware General Corporation Law contain certain provisions, including the requirements of Section 203 of the Delaware General Corporation Law, that may delay or prevent an attempt by a third party to acquire control of the Company. In addition, in February 1997 the Company's Board of Directors adopted a stockholder rights plan, commonly referred to as a "poison pill," that is intended to deter hostile or coercive attempts to acquire the Company. The stockholder rights plan enables stockholders to acquire shares of the Company's common stock, or the common stock of an acquiror, at a substantial discount to the public market price should any person or group acquire more than 15% of the Company's common stock without the approval of the Board of Directors under certain circumstances. The Company has reserved 1,000,000 shares of Series A Junior Participating Preferred Stock for issuance in connection with the stockholder rights plan. The Company is authorized to issue an additional 4,000,000 shares of preferred stock in one or more series with terms to be fixed by the Board of Directors without a stockholder vote. While the Board of Directors has no current intentions or plans to issue any preferred stock, issuance of these shares could also be used as an anti-takeover device.

         The Company is dependent upon a limited number of key management and technical personnel. The loss of the services of one or more of such key employees could have a material adverse effect on the Company's business. In addition, the Company's success will be dependent on whether the Company can attract and retain additional highly qualified sales, management, manufacturing and research and development personnel. The Company faces intense competition in its recruiting activities and there can be no assurance that the Company will be able to attract and/or retain qualified personnel.

Employees

         At August 31, 1997, the Company and its subsidiaries had 869 regular and temporary employees worldwide of which 100 were involved in research and development, 534 in manufacturing and manufacturing support, 77 in sales and marketing, 118 in quality assurance and regulatory and clinical affairs and 40 in finance and administration. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Executive Officers of the Company

         The  executive  officers of the Company and their ages and positions as of August 31, 1997 are as follows:
         Name               Age                       Position
         ----               ---                       --------
Bradly A. Jendersee         36      Chairman of the Board of Directors
Scott J. Solano             40      President, Chief Executive Officer and Director
Robert D. Lashinski         36      Vice President of Research and Development and Director
John D. Miller              40      Vice President of Finance, Chief Financial Officer, Treasurer and Director
W. Kevin Bedsole            37      Vice President of Worldwide Sales and Marketing
Gregory M. French           36      Vice President of Manufacturing
John A. Schiek              42      Vice President of Quality, Clinical & Regulatory Affairs
Creg W. Dance               44      Vice President of International Operations
Edward G. Schrader Jr.      45      Vice President of Health Care Strategies and Director of Business Development
Lawrence J. Fassler         37      General Counsel and Secretary

         Bradly A. Jendersee is a founder of the Company and has served as Chairman of the Board of Directors since August 1993, as Chief Executive Officer and President from August 1993 to August 1997, as Director of Research and Development from inception to June 1992 and as Vice President of Operations from June 1992 to August 1993. Prior to joining the Company, Mr. Jendersee served as a Principal Research and Development Engineer at Schneider (USA) Inc., a medical device manufacturer and subsidiary of Pfizer Inc. ("Schneider"), as the Research and Development Engineering Manager of Angioplasty Products with Mallinckrodt Medical, Inc., Cardiology Division, a medical device manufacturer, and with Advanced Cardiovascular Systems, Inc., a subsidiary of Eli Lilly & Company ("ACS"). Mr.
Jendersee holds a B.S. degree from the University of Minnesota.

         Scott J. Solano has served as President, Chief Executive Officer and a Director of the Company since August 1997, after serving as the Company's Chief Operating Officer since February 1997. Prior to joining the Company, Mr. Solano served as Vice President of Research and Development at the Ohmeda medical device division of The BOC Group from February 1995 to February 1997. Mr. Solano also served as Vice President of New Product Development and Operations at the interventional vascular division of Medtronic, Inc., a medical device manufacturer, from September 1994 to February 1995, and as Director of New Product Development there from March 1991 to September 1994. Mr. Solano holds a B.S. degree from the State University of New York at Albany and a M.S. degree from Rensselaer Polytechnic Institute.

         Robert D. Lashinski has served as Vice President of Research and Development since January 1995 after joining the Company in July 1992 as Director of Research and Development. Mr. Lashinski has also served as a director of the Company since August 1993. Mr. Lashinski was employed with Schneider from October 1990 to June 1992 in both manufacturing and research and development capacities. Prior to that time, Mr. Lashinski was a founder of Danforth Biomedical Inc., which focuses on the research and development of vascular therapeutic devices, and also served with ACS in the capacities of Advanced Development Engineer and Manager of Equipment Design and Development for its pilot and manufacturing facilities. Mr. Lashinski holds a B.S. degree from the University of Minnesota.

         John D. Miller, C.P.A., is a founder of the Company and has served as Vice President of Finance since January 1996, Secretary from May 1995 to December 1996 and Chief Financial Officer, Treasurer and a Director since the Company's inception. Prior to his position as Vice President of Finance, Mr. Miller served as Director of Finance from the Company's inception to January 1996. Mr. Miller performed his duties to the Company as a consultant from the Company's inception to January 1995 when he began devoting his full working time to the Company. Mr. Miller was a partner in a New York accounting firm until 1990, when he went into private practice. Mr. Miller holds a B.B.A. from Hofstra University.

         W. Kevin  Bedsole has served as Vice  President of Worldwide  Sales and
Marketing since January 1996 and served as Director of Worldwide Sales and Marketing from March 1993 to January 1996. Prior to joining the Company, Mr. Bedsole spent seven years in interventional cardiology device sales with Cordis Corporation, a medical device manufacturer. Mr. Bedsole holds a B.S. degree from Florida State University.

         Gregory M. French has served as Vice President of Manufacturing since January 1996 and served as Director of Manufacturing from October 1992 to January 1996. From January 1989 to October 1992, Mr. French managed Northern California manufacturing operations for Peripheral Systems Group, a medical device manufacturer and a division of Eli Lilly ("PSG"), and also managed PSG's Advanced Development Group. Mr. French has also served with ACS. Mr. French holds a B.S. degree from the California Polytechnic State University, San Luis Obispo.

         John A. Schiek has served as Vice President of Quality, Regulatory and Clinical Affairs since January 1996 and served as Director of Regulatory Affairs and Quality Assurance from February 1993 to January 1996. From January 1989 to 1992, Mr. Schiek was the quality and reliability engineering department head and from 1992 to 1993 was a member of the executive staff in charge of Quality Assurance and Regulatory Affairs at PSG. Mr. Schiek has also worked for ACS as a Quality Engineering Specialist and has worked in the fields of quality assurance, product development and program evaluation since 1979. Mr. Schiek holds a B.A. degree from the University of Wisconsin Milwaukee and an M.S. degree in Quality Assurance from San Jose State University.

         Creg W. Dance has served as Vice President of International Operations since December 1996 and previously served as Director of Canadian Operations at AVEC since joining the Company in January 1995. From 1989 to January 1995, Mr. Dance was Director of Research and Development and Clinical Research at Lake Region Manufacturing Co., Inc., a medical device manufacturer. Mr. Dance has also served as Manager of Research and Development and Manufacturing -- Catheter Division with Medtronic, Inc., a medical device manufacturer, and as Manufacturing Engineering Manager of ACS. Mr. Dance holds a B.S. degree from Southern Illinois University.

         Edward G. Schrader Jr. has served as Vice President of Health Care Strategies and Director of Business Development since August 1997. Prior to joining the Company, Mr. Schrader served from November 1992 to August 1997 as Corporate Director Cardiology Clinical Markets at VHA, Inc., a national health care alliance. From June 1990 to August 1992, Mr. Schrader served as corporate sales manager at Menlo Care, Inc., a medical device manufacturer. Mr. Schrader was also employed for seven years in various sales and operations management roles at Mallinckrodt Medical, Inc. Mr. Schrader studied at Sam Houston State University and at the University of Houston School of Business Management.

         Lawrence J. Fassler has served as General Counsel since October 1996 and Secretary since December 1996. Prior to joining the Company, Mr. Fassler served as an attorney with Cooley Godward LLP from August 1995 to October 1996 and with Shearman & Sterling from March 1991 to June 1995. Mr. Fassler holds a B.S. degree from the University of California at Berkeley and a J.D./M.B.A. degree from Columbia University.

ITEM 2.  PROPERTIES

         The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements and risk factors in this Item 2 include, without limitation, statements regarding the construction, timing, operational sufficiency and regulatory compliance of existing or proposed production facilities. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional forward-looking statements and risk factors include those discussed in the sections entitled "Item 1. Business," "Item 3. Legal Proceedings," "Item 5. Market for the Registrant's Common Equity and Related Stockholders," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," as well as those that may be set forth in the reports filed by the Company from time to time on Forms 10-Q and 8-K.

         The Company owns a 65,000 square foot building in Santa Rosa, California that serves as the Company's corporate headquarters and houses most of its administrative offices, research laboratories and component manufacturing facilities. The Company also leases or subleases approximately 59,000 square feet in Santa Rosa, California, or nearby communities which house additional administrative offices and manufacturing and warehouse facilities. Such leases and subleases expire at various times from February 1999 to July 2002. The Company's wholly owned subsidiary, AVEC, leases approximately 25,000 square feet in Richmond, British Columbia, which house AVEC's offices and assembly facility. The lease for such facility expires in August 2001. The Company's international subsidiaries maintain international sales offices in France, Germany, the Netherlands (to service the Benelux countries), Switzerland, and the United Kingdom. The Company's European subsidiaries collectively lease administrative offices and warehouse space of approximately 6,500 square feet under leases that expire at various times between September 1997 and May 2006.

         The Company believes that its facilities are adequate to meet its space requirements through at least early 1998. The Company has begun construction of a 130,000 square feet building adjacent to its corporate headquarters in Santa Rosa, California, at an estimated cost of $20 million, which, when completed, will be largely devoted to manufacturing activities. However, there can be no assurance that such new manufacturing facility will be completed in time to allow the Company to adequately supply the potentially significant demands of the U.S. market on a long-term basis, nor that such new facility will pass regulatory inspection for compliance with United States and international regulations.

ITEM 3.  LEGAL PROCEEDINGS

         The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements and risk factors in this Item 3 include, without limitation, statements regarding the anticipated outcome of litigation. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional forward-looking statements and risk factors include those discussed in the sections entitled "Item 1. Business," "Item 2. Properties," "Item 5. Market for the Registrant's Common Equity and Related Stockholders," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," as well as those that may be set forth in the reports filed by the Company from time to time on Forms 10-Q and 8-K.

         ESS Litigation. Effective as of October 1992, a subsidiary of the Company purchased substantially all the assets of Endothelial Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS") in consideration of certain royalty payments payable by the Company based on the net sales of products using or adapted from such assets. The Company was informed that the shareholders of ESS ratified the transaction on May 27, 1993. The purchased assets included an application for a stent patent which resulted in a patent owned by the Company. Following such asset purchase, the Company between June 1993 and March 1995 purchased in several transactions 100% of the shares of capital stock of ESS from its shareholders in consideration of shares of common stock of the Company and, in certain instances, other consideration, and ESS was merged into the Company. In June 1996, the Company received notice of a lawsuit filed by Dr. Azam Anwar and Benito Hidalgo, each of whom is a former shareholder of ESS (who together held approximately 48% of ESS's outstanding shares of common stock) and each of whom currently holds shares of common stock of the Company, in the District Court of Dallas County, Texas. The suit names as defendants the Company, Bradly A. Jendersee and John D. Miller, each a director, officer and principal stockholder of the Company, Dr. Simon H. Stertzer, a director and principal stockholder of the Company, and Dr. Gerald Dorros, a principal stockholder of the Company. In January 1997, the plaintiffs filed an amended petition alleging common law fraud, negligent misrepresentation, securities fraud pursuant to the Texas Securities Act, fraud pursuant to the Texas Business and Commercial Code, control person liability, aider and abetter liability of the individual defendants, civil conspiracy, breach of fiduciary duty, and constructive fraud in connection with the Company's acquisition of ESS and the Company's acquisition of shares of ESS capital stock from the plaintiffs. The plaintiffs seek unspecified damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS, punitive damages, interest and attorneys' fees and other relief. On February 10 and 12, 1997, the court overruled defendants' special appearances and denied motions objecting to jurisdiction, motions to dismiss based on forum non conveniens, and motions to abate or stay the Texas proceedings. The defendants, including the Company, have filed an answer denying plaintiff's claims, and also filed a counterclaim against the plaintiffs. The counterclaim alleges claims against Mr. Hidalgo for specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief based on comparative indemnity, contribution and absence of fraud. The cross-complaint alleges claims against Dr. Anwar for intentional and negligent interference with contract, equitable estoppel and declaratory relief based on absence of fraud. The Company believes it has meritorious defenses to the claims alleged by the plaintiffs, and that it has meritorious claims against the plaintiffs, in the Texas action. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In November 1996, in connection with the Company's termination of its distribution relationship with Alfatec-Medicor N.V. ("Alfatec-Medicor") and Medicor Nederland B.V. ("Medicor Nederland") in Belgium and the Netherlands, respectively, effective September 30, 1996, the Company received notice of a lawsuit filed by Alfatec-Medicor in the Second Chamber of the Commercial Court of Brussels, Belgium, alleging insufficient notice of termination of a distribution agreement between the parties, promotion costs, personnel restructuring claims and additional compensation. Alfatec-Medicor seeks compensation of BF189,389,135 (approximately $5.0 million using current exchange rates), of which BF30,000,000 (approximately $797,000) is sought as a provisional payment. The Company has entered counterclaims for $257,000 in unpaid accounts receivable and has requested from Alfatec-Medicor information that would support its claims for indemnification, but has not yet received such information. Following a hearing on April 18, 1997, the court postponed further consideration of the matter until the parties have conducted an appropriate exchange of information and prepared written pleadings. On February 20, 1997, the Company commenced an action against Medicor Nederland before the Amsterdam District Court for payment of $269,000 in unpaid accounts receivable. On July 23, 1997, Medicor Nederland filed a statement of defense and entered a counterclaim for DG2,284,379.30 (approximately $1.1 million using current exchange rates) on the basis of insufficient notice of termination of a distribution agreement between the parties and unjust enrichment.

         On August 19, 1996, in connection with the Company's termination of its distribution relationship in Switzerland with Medicor AG, effective September 30, 1996, such distributor filed an action against the Company in the United States District Court for the Northern District of California alleging breach of written, oral and implied-in-fact contracts, inducement to breach an employment contract with one of such distributor's employees, intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, misappropriation of trade secrets, and intentional and negligent misrepresentation. On October 11, 1996, the court denied the distributor's request for preliminary and temporary injunctive relief. On January 30, 1997, the court entered an order dismissing the entire action on forum non conveniens grounds. As part of the dismissal, AVE has agreed to submit to the jurisdiction of the appropriate forum in Switzerland, waive any defense of statute of limitations to any substantially similar claims made there, make available witnesses and documents there and satisfy any judgment entered against it there. On January 27, 1997, the Company filed an action in the debt collection office of Cham,

Switzerland against the distributor for $93,000 plus accrued interest in connection with unpaid accounts receivable from the distributor relationship. The distributor obtained a preliminary stay on the debt collection proceedings and a hearing with respect to the Company's motion to lift such stay was held on March 11, 1997. On July 14, 1997, the District Court of Zug denied the Company's motion to lift such stay in a summary proceeding. The Company intends to file a claim in ordinary court proceedings with the District Court of Zug to have the stay lifted.

         In connection with the Company's termination of its distribution relationship in France with Medi Service, S.A.R.L./Fournitures Hospitalieres S.A. effective September 30, 1996, the Company received notice from such distributor that it had filed an action before the Tribunal de Grande Instance of Mulhouse in France seeking compensation for breach of an alleged exclusive distribution agreement for an indeterminate period between the parties. The action included a claim for compensation equal to the total value of such distributor's business, which the distributor valued at FF400,000,000 (approximately $65 million using current exchange rates). The Company counterclaimed for unpaid accounts receivable of approximately $1.8 million and for damages for abusive legal proceedings. On September 23, 1996, the Tribunal rejected the distributor's claims for damages for unlawful termination as well as the Company's counterclaim for abusive legal proceedings. The Tribunal reserved judgement with respect to the repurchase of the distributor's inventory of AVE products and the payment of unpaid accounts receivable sought by the Company. The parties have submitted briefs on these issues and a procedural hearing was held on March 10, 1997, at which the distributor filed an additional brief. A procedural hearing was held on May 9, 1997, at which time the Company added a counterclaim for unfair competition. On February 10, 1997, the distributor filed an appeal of the Tribunal's decision of September 23, 1996, with the Court of Appeals of Colmar, and the parties have exchanged briefs in the appellate proceeding. A procedural hearing with respect to both the original and the appellate proceedings is set for September 19, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements and risk factors in this Item 5 include, without limitation, statements regarding factors that may affect the market price of the Company's common stock. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional forward-looking statements and risk factors include those discussed in the sections entitled "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," as well as those that may be set forth in the reports filed by the Company from time to time on Forms 10-Q and 8-K.

Market Information

         The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "AVEI." The following table sets forth the high and low closing sales prices for the Company's common stock since public trading commenced on April 3, 1996, as furnished by Nasdaq. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions.

                                                   High             Low
                                                   ----             ---
Year ended June 30, 1997
         Fourth Quarter                           $32.25          $12.25
         Third Quarter                            $19.25          $11.50
         Second Quarter                           $29.125         $ 9.00
         First Quarter                            $36.25          $18.25

Year ended June 30, 1996
         Fourth Quarter (beginning April 3)       $49.50          $29.50

         As of August 20, 1997, there were approximately 173 stockholders of record (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 5,000 beneficial holders of the Company's Common Stock. The Company's stock price has been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company participates in a highly dynamic industry, which has and may continue to result in significant volatility of the price of the Company's common stock. Announcements of technological innovations or new products by the Company or its competitors (including future competitors with alternative technologies), release of reports by securities analysts, developments or disputes concerning patents or proprietary rights, regulatory developments, changes in regulatory or medical reimbursement policies, economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Common Stock. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies or industries.

Dividend Policy

         The Company has not historically paid cash dividends and currently intends to retain any future earnings for use in its business for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                               Fiscal Year Ended June 30,
                                                                   ----------------------------------------------------
                                                                    1997        1996       1995       1994        1993
                                                                   -------     ------     ------     ------      ------
                                                                             (in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales                                                          $79,420    $55,228    $17,141     $2,897     $   15
Cost of sales
                                                                    16,217     10,565      4,515      1,631          5
                                                                   -------    -------    -------     ------     ------

Gross profit                                                        63,203     44,663     12,626      1,266         10
Operating expenses:
         Research and development                                   11,422      6,480        987        594        398
         Selling, general and administrative                        22,510      8,437      1,807        870        973
         Settlement costs
                                                                        --         --        425        358         --
                                                                   -------    -------    -------     ------     ------

Operating income (loss)                                             29,271     29,746      9,407       (556)
                                                                                                                (1,361)
Interest and other income
                                                                     4,190      1,460        237         21        549
                                                                   -------    -------    -------     ------     ------

Income (loss) before provision for income taxes                     33,461     31,206      9,644       (535)
                                                                                                                  (812)
Provision for income taxes
                                                                    11,711     10,766      3,004          3          2
                                                                   -------    -------    -------     ------     ------

Net income (loss)
                                                                   $21,750    $20,440     $6,640     $ (538)    $ (814)
                                                                   =======    =======    =======     =======    =======

Net income (loss) per share                                          $0.69    $  0.71     $ 0.24     $(0.03)    $(0.04)
Shares used in per share calculation                                31,644     28,260     27,194     21,290     20,045

                                                                                        June 30,
                                                                   ----------------------------------------------------
                                                                    1997        1996       1995       1994        1993
                                                                   -------     ------     ------     ------     -------
                                                                                     (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents                                          $25,036    $59,238     $2,533     $1,882        $82
Working capital                                                    114,486    106,925      4,413        415        161
Total assets                                                       147,979    122,157     13,089      3,086        706
Retained earnings (accumulated deficit)                             46,902     25,152      4,712     (1,928)    (1,390)
Total stockholders' equity                                         138,200    116,571      8,129      1,004        607


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements and risk factors in this Item 7 include, without limitation, statements regarding the extent and timing of new product introductions, competition, regulatory approvals, expenditures and margin levels, and the establishment of direct sales forces in targeted countries. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional forward-looking statements risk factors include those discussed in the sections entitled "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings," "Item 5. Market for the Registrant's Common Equity and Related Stockholders," and "Item 8. Financial Statements and Supplementary Data" as well as those that may be set forth in the reports filed by the Company from time to time on Forms 10-Q and 8-K.

Overview

         The Company is engaged in the design, development, manufacturing and marketing of stent systems and PTCA balloon catheters designed to be utilized in connection with less invasive treatment of atherosclerosis. The Company began commercial sales of its PTCA balloon catheters in October 1993, its coronary stent systems in October 1994 and its peripheral stent systems in December 1996. The Company's products are currently commercially sold only outside of the United States, primarily in Europe and Japan. In April 1996, the Company began its first direct sales operation in Europe, and currently it has direct operations in each of France, Germany, the Netherlands (to service the Benelux countries), Switzerland and the United Kingdom. In Japan, the Company currently sells only balloon catheters. In June 1997, the Company's Japanese distributor received regulatory approval for the sale in Japan of the Company's coronary stent systems; however, as of the date hereof, such distributor had not yet received the related reimbursement approval. The Company does not expect reimbursement approval in Japan prior to November 1997, and there can be no assurance when or if such approval will be obtained.

         In August 1997, the Company submitted a PMA to the FDA in connection with its ongoing efforts to gain approval to begin commercial sales of its coronary stent systems in the United States. Clinical studies under an IDE are ongoing with certain of the Company's products. The Company does not expect FDA approval of its stent systems for sale in the United States prior to 1998, and there can be no assurance when or if such approval will be obtained. As a result, the Company expects international sales to account for substantially all of its revenues until at least 1998. The Company has incurred, and expects to continue to incur, substantial clinical research and other costs in connection with obtaining regulatory approvals for its stent systems in the United States and other countries.

         The Company has a limited history of operations. The increase in the Company's sales to date has been due to greater demand for the Company's stent systems and, to a lesser degree, its PTCA balloon catheter systems. The Company believes that it is currently one of the leading providers of stent systems internationally. In order to support increased levels of sales in the future and to augment its long term competitive position, the Company anticipates that it will be required to make continuing significant additional expenditures in manufacturing, research and development (including clinical study and regulatory costs), sales and marketing and administration, both in absolute dollars and as a percentage of net sales. The Company has also experienced higher administrative expenses resulting from its obligations as a public reporting company.

         Until April 1996, substantially all of the Company's sales were to international distributors who resell products to health care providers. The Company terminated its relationship with distributors in Germany and the United Kingdom in April and May 1996, respectively, and in France, Switzerland, Belgium and the Netherlands effective September 30, 1996. The Company believes that the establishment and maintenance of direct sales forces in France, Germany, the Netherlands (to service the Benelux countries), Switzerland and the United Kingdom has resulted in increased revenues and market share in those territories. The establishment and maintenance of direct sales forces has required and will continue to require significant ongoing expenditures, additional management resources and has resulted, and may continue to result, in additional costs to eliminate existing distributor relationships (including litigation by former distributors). See "Item 3. Legal Proceedings."

         Generally, the Company manufactures and ships product shortly after the receipt of orders, and it anticipates that it will do so in the future. The Company developed a significant short-term backlog during January 1997 in connection with the scale-up of manufacturing of its GFX stent product. This backlog was significantly reduced during the same fiscal quarter in which it arose. There can be no assurance, however, that the Company will be successful in scaling up production of new products or that it will not experience manufacturing difficulties in the future.

        The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including variations in operating expenses, the costs and the outcome of litigation, competition (including pricing pressures), costs and the timing of establishing direct sales operations, the timing of research and development expenses (including clinical trial related expenditures), the timing of new product introductions or transitions to new products, sales by distributors, the mix of sales among distributors and the Company's direct sales force, timing of regulatory and third party reimbursement approvals, the level of third-party reimbursement, the Company's ability to manufacture its products efficiently, and seasonal factors impacting the number of elective angioplasty procedures. In addition, the Company's results of operations could be affected by the timing of orders from distributors, changes in the Company's distributor network (including expenses in connection with termination of former distributors), the ability of the Company's distributors to effectively promote the Company's products and the ability of the Company to quickly and cost-effectively establish or maintain and manage an effective direct sales force in targeted countries. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts. The Company has experienced, and may experience in one or more future quarters, operating results that are below the expectations of public market analysts and investors. In such event, the price of the Company's common stock has been, and would likely be, materially and adversely affected.

Results of Operations - Years Ended June 30, 1997 and 1996

         Net sales. For fiscal 1997, net sales increased to $79.4 million from $55.2 million for fiscal 1996. The increase in net sales was due to significant increases in sales of the Company's stent systems, particularly the GFX and the Micro Stent II family of products. The GFX was released in certain countries internationally in September 1996, and the Micro Stent II was released in certain countries internationally in October 1995.

         The Company anticipates that stent system sales will continue to constitute the vast majority of total net sales. In the fourth quarter of fiscal 1996, the Company commenced direct sales operations in the United Kingdom and Germany, and in the second quarter of fiscal 1997 the Company began selling directly in France, Switzerland, Belgium and the Netherlands. All other commercial sales made by the Company were through unaffiliated distributors. The Company believes that the increasing number of devices in the international stent market and the desire of companies to obtain market share has resulted in increased price competition, particularly in the second and third quarters of fiscal 1997, which has caused the Company to reduce prices on its stent systems. Price reductions in response to competitive pressure reduced net sales in the second quarter of fiscal 1997, but were offset by increased unit sales in the third and fourth quarters of fiscal 1997. The Company expects such price competition to continue, particularly in Germany. If the Company is forced to effect further price reductions, such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors.

         Cost of Sales. Cost of sales increased to $16.2 million in fiscal 1997 from $10.6 million in fiscal 1996, and increased as a percentage of net sales to 20% in fiscal 1997 from 19% in fiscal 1996. The increase in absolute dollars during fiscal 1997 was primarily a result of the increased volume of products sold and, to a lesser extent, the costs of additional manufacturing capacity and personnel necessary to support increased sales volume. The increase as a percentage of net sales during fiscal 1997 was primarily the result of lower unit pricing compared to fiscal 1996.

         The Company expects cost of sales to continue to increase in absolute dollars as the Company increases the volume of products sold and adds additional manufacturing capacity and personnel.

         Research and Development. Research and development expenses, which include clinical study and regulatory costs increased to $11.4 million in fiscal 1997 from $6.5 million in fiscal 1996 and increased as a percentage of net sales to 14% in fiscal 1997 from 12% in fiscal 1996. A one-time charge of $2.6 million was included in fiscal 1996 in connection with the termination of certain patent royalty obligations. Excluding the effect of this charge, research and development expenses increased from $3.9 million or 7% of net sales for fiscal 1996. The increase in absolute dollars and as a percentage of net sales during fiscal 1997 was primarily due to the addition of research and development personnel, increased levels of spending in connection with clinical studies relating to the GFX, Micro Stent II and Micro Stent II XL systems and costs incurred in connection with the development of additional products.

         The Company expects research and development expenses to continue to increase in absolute dollars as the Company increases clinical trial activities and pursues development of next generation products.

         Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars to $22.5 million in fiscal 1997 from $8.4 million in fiscal 1996, and increased as a percentage of net sales to 28% in fiscal 1997 from 15% in fiscal 1996. A one-time charge of $2.6 million was included in fiscal 1996 in connection with the termination of certain patent royalty obligations. Excluding the effect of this charge, selling, general and administrative expenses increased from $5.8 million or 11% of net sales for fiscal 1996. The increase during fiscal 1997 in absolute dollars and as a percentage of sales primarily reflected additional costs of marketing and other personnel necessary to support the Company's higher level of operations, including the recent commencement of direct sales operations in France, Germany, the Netherlands (to service the Benelux countries), Switzerland and the United Kingdom. Additionally, the increase reflects increased legal costs relating primarily to litigation with former shareholders of ESS, which resulted in related legal expenses of $3.4 million during fiscal 1997.

         The Company expects selling, general and administrative costs to continue to increase in absolute dollars in the future primarily due to direct sales operations in certain European countries, the increased level of sales and product support, and increases in finance, legal and administrative costs in connection with public company obligations and ESS and other ongoing litigation.

         Substantially all of the Company's revenues are currently derived from sales outside of the United States. As a result, the Company's financial results will be affected by changes in foreign currency exchange rates to the extent that such sales may be denominated in foreign currency. The Company is exposed to fluctuations in currencies in western Europe. During the year ended June 30, 1997, the Company began a program of entering into derivative financial instruments in the form of forward exchange contracts in order to reduce the uncertainty of foreign exchange rate movement on inter-Company sales denominated in foreign currencies. These contracts are designed to specifically hedge against gains or losses incurred from foreign currency transactions and are not used for trading or speculative purposes. Forward exchange contracts are used to hedge material foreign currency-denominated receivables and payables. They are generally settled between three to six months with gains or losses recorded in "Selling, general and administrative" expenses to offset gains or losses on foreign currency receivables and payables.

         Interest and Other Income. The Company had interest and other income of $4.2 million in fiscal 1997 compared to $1.5 million in fiscal 1996. The increase was primarily due to additional interest income earned on the Company's increased cash and cash equivalents and short-term investment balances arising from the utilization of proceeds from the Company's initial public offering in April 1996.
         Provision for Income Taxes. The Company's provision for income taxes was $11.7 million in fiscal 1997, compared to $10.8 million in fiscal 1996. The increase in this provision during fiscal 1997 was a result of the Company's higher earnings during fiscal 1997.
         If the FDA approves the commercial sale of the Company's products in the United States, the income tax rate on any such sales will likely be higher than that currently enjoyed with respect to the Company's international sales, which receive a benefit from the Company's foreign sales corporation.

         Net Income. The Company had net income of $21.8 million for fiscal 1997, compared to $20.4 million for fiscal 1996 ($23.9 million if the one-time charge is excluded).

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

         Research and development. Research and development expenses increased to $6.5 million in fiscal 1996 from $1.0 million in fiscal 1995. A one-time charge of $2.6 million was recognized in fiscal 1996 in connection with the termination of certain patent royalty obligations discussed below. Excluding the effect of this charge, research and development expenses increased to $3.9 million or 7% of net sales for fiscal 1996 from $1.0 million or 6% of sales for fiscal 1995. The increase was primarily due to the addition of research and development personnel and the commencement of clinical trials with the Micro Stent II following FDA clearance in November 1995.

         Selling, general and administrative. Selling, general and administrative expenses increased to $8.4 million in fiscal 1996 from $1.8 million in fiscal 1995. A one-time charge of $2.6 million was recognized in fiscal 1996 in connection with the termination of certain patent royalty obligations discussed below. Excluding the effect of this charge, selling, general and administrative expenses increased in absolute dollars to $5.8 million or 11% of net sales for fiscal 1996 from $1.8 million or 11% of net sales for fiscal 1995. The increase in absolute dollars primarily reflected additional costs of marketing and other personnel necessary to support the Company's increased level of operations and, to a lesser extent, expenses resulting from the Company's status as a public company.

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

         Net income. The Company had net income of $20.4 million for fiscal 1996 compared to $6.6 million for fiscal 1995. Net income excluding the one-time charge of $5.2 million discussed below, together with the associated income tax benefits of $1.7 million, would have been $23.9 million for fiscal 1996.

         In February 1996, the Company entered into certain amendments to the employment agreements of Bradly A. Jendersee and Robert D. Lashinski, executive officers and directors of the Company. Pursuant to such amendments, each of Messrs. Jendersee and Lashinski agreed to the elimination of provisions entitling them to certain royalties from the sale or license by the Company of products covered by patents for which such persons were named as inventors. In connection with such amendments, the Company agreed to pay to Messrs. Jendersee and Lashinski an aggregate of approximately $3.9 million in cash (less an estimated amount of approximately $2.6 million required to be withheld by the Company on behalf of Messrs. Jendersee and Lashinski with respect to the delivery of the cash and shares under applicable federal and state law) and issue to them an aggregate of 110,000 shares of Common Stock (55,000 shares each) at an attributed value of $12 per share. Such payments to Messrs. Jendersee and Lashinski resulted in the recognition by the Company in the quarter ending March 31, 1996, of a one-time charge of $5.2 million.

Liquidity and Capital Resources

         Net cash used in operating activities was $20.0 million for fiscal 1997. Net cash used in operating activities in fiscal 1996 was $20.5 million, and net cash provided by operating activities in fiscal 1995 was $3.3 million. The net cash used in operating activities for fiscal 1997 included the Company's purchase of short-term investments totaling $29.8 million. Excluding these investments, the Company had net cash provided by operating activities of $9.9 million for fiscal 1997, principally arising as a result of positive net income for the period. The net cash used in operating activities for fiscal 1996 included the Company's purchase of short-term investments totaling $31.1 million, and the net cash provided by operating activities in fiscal 1995 was a result of positive net income from operations during such period. Cash, cash equivalents and short-term investments totaled $87.2 million at June 30, 1997 as compared to $91.6 million at June 30, 1996. Working capital increased to $114.5 million at June 30, 1997 as compared to $106.9 million at June 30, 1996. Inventories increased to $7.3 million at June 30, 1997 from $3.4 million at June 30, 1996, primarily due to the commencement of direct sales operations in France, Switzerland, Belgium and the Netherlands in the second quarter of fiscal 1997. Included in accounts receivable at June 30, 1997 is approximately $2.4 million was due from former distributors of the Company that have threatened or commenced litigation in connection with the termination of distribution relationships. The Company has commenced litigation against such terminated distributors to collect such amounts. The Company expects accounts receivable and inventories to increase in absolute dollar amounts as sales increase.

         In August 1997, the Company entered into a bank credit agreement for a revolving credit facility of $20 million. Such revolving credit facility is secured by certain of the Company's short-term investments and is due and payable on August 31, 1998. The bank credit agreement contains no material restrictive covenants. As of August 31, 1997, the Company had drawn down approximately $1.0 million of such revolving credit facility.

         The Company expects to incur substantial additional costs, including costs relating to capital equipment and other costs associated with expansion of the Company's manufacturing capabilities, increased sales and marketing activities (including the establishment of direct sales forces in the United States and internationally), and increased research and development expenditures in connection with seeking regulatory approvals and conducting additional clinical trials. Among other things, the Company expects to spend approximately $20 million on a new manufacturing facility currently under construction in Santa Rosa, California. The Company may require additional equity or debt financing to address its working capital needs or to provide funding for capital expenditures in the future. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. There can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that it will be available on terms acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) for an index to the Company's consolidated financial statements as of June 30, 1997 and 1996 and for each of the three years in the period ended June 30, 1997.

         The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements and risk factors in this Item 8 include, without limitation, statements regarding factors that may affect the Company's results of operations. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional forward-looking statements and risk factors include those discussed in the sections entitled "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings," "Item 5. Market for the Registrant's Common Equity and Related Stockholders," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those that may be set forth in the reports filed by the Company from time to time on Forms 10-Q and 8-K.

Quarterly Results of Operations

         The following table sets forth certain unaudited  consolidated  results of  operations  for the  fiscal  years  ended  June  30,  1997  and  1996.  This information has been derived from unaudited  consolidated  financial  statements that, in the opinion of management,  reflect all adjustments (consisting only of normally  recurring  adjustments)  necessary to fairly present this information.
The results of operations for any quarter are not necessarily  indicative of the results to be expected for any future period.
                                                     First             Second             Third            Fourth
                                                    Quarter            Quarter           Quarter           Quarter
                                                    -------            -------           -------           -------
                                                                (in thousands, except per share data)
Year ended June 30, 1997
Net sales                                          $18,568            $18,228          $20,402            $22,222
Gross profit                                        15,657             14,495           15,806             17,245
Operating income                                    10,670              6,032            6,257              6,311
Net income                                           7,765              4,606            4,633              4,746
Net income per share                                  0.25               0.15             0.15               0.15

Year ended June 30, 1996
Net sales                                          $10,572            $11,142          $15,589            $17,926
Gross profit                                         8,081              8,715           12,693             15,174
Operating income                                     7,087              7,246            4,625             10,787
Net income                                           4,756              4,871            3,101              7,712
Net income per share                                  0.17               0.18             0.11               0.25

         Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on numerous factors, including (i) variations in operating expenses, (ii) the costs and outcome of litigation, (iii) competition (including pricing pressures), (iv) the costs and the timing of establishing direct sales operations, (v) the timing of research and development expenses (including clinical trial related expenditures), (vi) the timing of new product introductions or transitions to new products, (vii) the mix of sales among distributors and the Company's direct sales force, (viii) the timing of regulatory and third party reimbursement approvals, (ix) the level of third party reimbursement, (x) the Company's ability to manufacture its products efficiently, and (x) seasonal factors impacting the number of elective angioplasty procedures. Announcements or expected announcements by the Company or its competitors of new products or technologies could cause customers to defer purchases of existing products of the Company and alter the mix of products sold by the Company, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements can be successfully introduced or that such introductions will not adversely affect the demand for existing products. Since the Company believes there are typically fewer elective interventional procedures during the summer months due to vacation schedules of patients and health care providers, especially in Europe, sales of the Company's products may slow during the Company's first fiscal quarter of each year (the quarter ending September 30). The Company expects that its quarterly operating results will fluctuate in the future as a result of these and other factors. Due to such quarterly fluctuations in operating results, quarter to quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's directors and the compliance of certain reporting persons with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Election of Directors" and "Compliance with the Reporting Requirements of Section 16(a)" in Company's proxy statement for use in connection with the Annual Meeting of Stockholders to be held on October 29, 1997 (the "1997 Proxy Statement") and is incorporated herein by reference. The 1997 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

         Information regarding Company's executive officers is set forth in this Form 10-K in Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

         The  information  required  by this  item  is  incorporated  herein  by
reference  from  the  information   set  forth  under  the  caption   "Executive
Compensation" in the Company's 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  information  required  by this  item  is  incorporated  herein  by
reference   from  the   information   set  forth  under  the  caption   "Certain
Transactions" in the Company's 1997 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Form 10-K:
                                                                                                                  Page

      (1)  Consolidated Financial Statements

           Report of Ernst & Young LLP, Independent Auditors                                                       34
           Consolidated Balance Sheets at June 30, 1997 and 1996                                                   35
           Consolidated Statements of Operations for the three years ended June 30, 1997                           36
           Consolidated Statements of Stockholders' Equity for the three years ended June 30, 1997                 37
           Consolidated Statements of Cash Flows for the three years ended June 30, 1997                           38
           Notes to Consolidated Financial Statements                                                              39

      (2)  Financial Statement Schedules

           Schedule II     Valuation and Qualifying Accounts                                                       53

                  All other schedules are omitted because they are not required, they are not applicable or the information is already included in the financial statements or notes thereto.

      (3)  Exhibits

 Exhibit
 Number                                              Description of Document
 ------                                              -----------------------

     3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1,
            1996).

     3.2    Amended By-laws of the Company (incorporated by reference to Exhibit
            3.2  to  the  Company's   Registration  Statement  on  Form  S-1  No
            333-00824, filed February 1, 1996).

     3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 No. 333-00824, filed March 7, 1996).

     3.4 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed February 27,
            1997).

     4.1 Specimen stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 No. 333-00824, filed March 7, 1996).

     10.1*  Company's 1996 Equity Incentive Plan.

     10.2 Company's 1996 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, filed September 26, 1996).

     10.3*  Company's 1997 Employee Stock Purchase Plan.

     10.4 Distribution Agreement dated July 17, 1993 between the Company and Century Medical, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

     10.5 Importing and Distribution Agreement dated December 2, 1993 between the Company and Japan Lifeline Co., Ltd (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

     10.6 Termination Agreement dated August 11, 1995 between the Company and Century Medical, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

     10.7 International Distribution Agreement, dated as of January 22, 1997, between Japan Lifeline Co., Ltd. and the Company (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996, filed February 14,
            1997). (Confidential treatment applies to certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

     10.8* Amendment, dated as of July 9, 1997, to the International Distribution Agreement, dated as of January 22, 1997 between Japan Lifeline Co., Ltd. and the Company. (Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

     10.9* Amendment No. 2, dated as of August 22, 1997, to the International Distribution Agreement dated as of January 22, 1997 between Japan Lifeline Co., Ltd. and the Company. (Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

     10.10 Employment Agreement, dated as of March 17, 1995, between the Company and Bradly A. Jendersee (incorporated by reference to
            Exhibit 10.6 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

     10.11 Employment Agreement Amendment between the Company and Bradly A. Jendersee (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1 No. 333-00824, filed March 7, 1996).

     10.12 Employment Agreement, dated as of March 17, 1995, between the Company and Robert D. Lashinski (incorporated by reference to
            Exhibit 10.8 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

     10.13 Employment Agreement Amendment between the Company and Robert D. Lashinski (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1 No. 333-00824, filed March 7, 1996).

     10.14 Employment Agreement, dated as of March 17, 1995, between the Company and John D. Miller (incorporated by reference to Exhibit
            10.10 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

     10.15 Employment Agreement, dated as of March 17, 1995, between the Company and W. Kevin Bedsole (incorporated by reference to Exhibit
            10.11 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

     10.16 Employment Agreement, dated as of March 17, 1995, between the Company and Gregory M. French. (incorporated by reference to Exhibit
            10.12 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

     10.17 Employment Agreement, dated as of March 17, 1995, between the Company and John A. Schiek (incorporated by reference to Exhibit
            10.13 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

     10.18 Employment Agreement, dated as of February 3, 1997, between the Company and Scott J. Solano (incorporated by reference to Exhibit
            10.28 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996, filed February 14, 1997).

     10.19 Form of Change in Control Option Vesting Acceleration Agreement between the Company and Lawrence J. Fassler and certain other employees (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996, filed February 14, 1997).

     10.20 Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, filed November 13, 1996).

     10.21 Rights Agreement, dated as of February 26, 1997, between the Company and The First National Bank of Boston (incorporated by reference to
            Exhibit 1 to the Company's Current Report on Form 8-K, filed February 27, 1997).

     10.22 Stock Exchange Agreement, dated as of December 22, 1994, between the Company and Benito Hidalgo (incorporated by reference to Exhibit
            10.14 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

     10.23 Stock Exchange Agreement, dated as of March 27, 1995, between the Company and Michael D. Bonneau (incorporated by reference to Exhibit
            10.15 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

     10.24 Lease, dated August 5, 1996, and First Amendment thereto, between Ruth Waltenspiel, Dixie Walker and the Company, concerning the facilities at 5341, 5343, 5345 and 5347 Skylane Boulevard, Santa Rosa, California (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, filed November 13, 1996).

     10.25 Second Amendment to Lease, dated May 5, 1997, to that certain Lease dated August 5, 1996 between Dixie Walker, Ruth Waltenspiel and the Company, as amended (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 15, 1997).

     10.26* Lease, dated as of April 28, 1997, between Bruce and Sandra Rocco and the Company concerning the facility at 5355 Skylane Boulevard, Santa Rosa, California.

     10.27* Sublease, dated as of June 30, 1997, between the Company and Verticom, Inc. concerning the facility at 1201 Corporate Center Parkway, Santa Rosa, California.

     10.28* Lease,  dated  as of May  19,  1997,  between  the  Company  and SBR
            Development concerning the facility at 7975 Cameron Center Drive, Buildings 100 and 300, Santa Rosa, California.

     10.29* Lease,  dated  August 10,  1994,  between  Bentall  Properties  Ltd,
            Westminster Management Corporation and Arterial Vascular Engineering Canada, Inc., concerning the facility at 13155 Delf Place, Richmond, British Columbia.

     10.30* Addendum to Lease and Lease Amending Agreement, dated as of July 21,
            1997, between Arterial Vascular Engineering Canada, Inc. and Bentall Properties Ltd. concerning 13140 Delf Place Richmond, British Columbia.

     10.31* Business Loan  Agreement,  dated as of August 21, 1997,  between the
            Company and Bank of America National Trust Association.

     11.1*  Statement regarding calculation of net income (loss) per share.

     16.1 Letter, dated March 5, 1996, from Anthony Capeci regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 No. 333-00824, filed March 7, 1996).

     16.2 Letter, dated May 10, 1996, from Coopers & Lybrand L.L.P. regarding change in certifying accountant (incorporated by reference to Exhibit 16.2 to the Company's Form 8-K, filed May 10, 1996).

     21.1*  Subsidiaries of the Company.

     23.1*  Consent of Ernst & Young LLP, Independent Auditors.

     24.1* Power of Attorney (reference is made to the signature page of this Form 10-K).

     27*    Financial Data Schedule

------------------

*        Filed herewith.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

(c)      See Exhibits listed under Item 14(a)(3).

(d) The financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ARTERIAL VASCULAR ENGINEERING, INC.


Date: September 12, 1997                      /s/ Bradly A. Jendersee
                                              -----------------------------
                                              Bradly A. Jendersee
                                              Chairman of the Board of Directors


KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bradly A. Jendersee, Scott J. Solano and John D. Miller, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: September 12, 1997      /s/ Bradly A. Jendersee
                              --------------------------------------------------
                              Bradly A. Jendersee
                              Chairman of the Board of Directors
                              (Principal Executive Officer)


Date: September 12, 1997      /s/ Scott J. Solano
                              --------------------------------------------------
                              Scott J. Solano
                              President, Chief Executive Officer and Director
                              (Principal Executive Officer)


Date: September 12, 1997      /s/ John D. Miller
                              --------------------------------------------------
                              John D. Miller
                              Vice President of Finance, Chief Financial Officer
                              Treasurer and Director
                              (Principal Financial and Accounting Officer)


Date: September 12, 1997      /s/ Robert D. Lashinski
                              --------------------------------------------------
                              Robert D. Lashinski
                              Vice  President  of Research and  Development  and
                              Director


Date: September 12, 1997      /s/ Dr. Simon H. Stertzer
                              --------------------------------------------------
                              Dr. Simon H. Stertzer
                              Director


Date: September 12, 1997      /s/ Dr. J. Irawan Sugeng
                              --------------------------------------------------
                              Dr. J. Irawan Sugeng
                              Director


Date: September 12, 1997      /s/ Craig E. Dauchy
                              --------------------------------------------------
                              Craig E. Dauchy
                              Director

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                                      with

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
Arterial Vascular Engineering, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Arterial Vascular Engineering, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arterial Vascular Engineering, Inc. and Subsidiaries at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with general accepted accounting principles.





                                                               ERNST & YOUNG LLP


Palo Alto,  California
July 25, 1997, except as to the first
paragraph of Note 5 as to which the
date is August 21, 1997

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                        June 30,
                                                                             ------------------------------
                                                                                   1997             1996
                                                                             -------------    -------------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                                   $ 25,036         $ 59,238
     Short-term investments                                                        62,192           32,354
     Accounts receivable, net of allowance for doubtful accounts of $1,080 and $290 at June 30, 1997 and 1996
                                                                                   22,850           13,213
     Inventories                                                                    7,302            3,352
     Deferred income tax                                                            2,413            2,016
     Prepaid expenses and other current assets                                      4,472            2,338
                                                                             -------------    -------------
        Total current assets                                                      124,265          112,511

Deferred income tax                                                                 1,598              172
Property, plant and equipment, net                                                 21,759            8,974
Purchased technology and other intangible assets, net                                 357              500
                                                                             -------------    -------------
        Total assets                                                             $147,979         $122,157
                                                                             =============    =============


                                LIABILITIES
Current liabilities:
     Accounts payable                                                            $  4,035         $  1,671
     Accrued expenses                                                               5,744            2,479
     Income taxes payable                                                               -            1,436
                                                                             -------------    -------------
        Total current liabilities                                                   9,779            5,586
                                                                             -------------    -------------

Commitments and contingencies (Note 9)

                            STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value
     Authorized: 5,000 shares
     Issued and outstanding: None                                                       -                -
Common Stock, $0.001 par value
     Authorized: 100,000 shares
     Issued and outstanding, including shares in treasury:
        31,047 and 30,862 shares at June 30, 1997 and 1996                             31               31
Additional paid-in capital                                                         93,021           91,776
Notes receivable for common stock                                                       -             (301)
Deferred compensation                                                                   -              (87)
Treasury Stock, at cost; 30 shares at June 30, 1997                                  (390)               -
Cumulative translation adjustment                                                  (1,364)               -
Retained earnings                                                                  46,902           25,152
                                                                             -------------    -------------
        Total stockholders' equity                                                138,200          116,571
                                                                             -------------    -------------
        Total liabilities and stockholders' equity                               $147,979         $122,157
                                                                             =============    =============

The accompanying notes are an integral part of these consolidated financial statements

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                         Year Ended June 30,
                                                               -----------------------------------------
                                                                  1997           1996           1995
                                                               -----------    -----------    -----------

      Net sales                                                 $  79,420      $  55,228      $  17,141
      Cost of sales                                                16,217         10,565          4,515
                                                               -----------    -----------    -----------
      Gross profit                                                 63,203         44,663         12,626
                                                               -----------    -----------    -----------

      Operating expenses:
          Research and development                                 11,422          6,480            987
          Selling, general and administrative                      22,510          8,437          1,807
          Settlement costs                                              -              -            425
                                                               -----------    -----------    -----------
             Total operating expenses                              33,932         14,917          3,219
                                                               -----------    -----------    -----------

      Operating income                                             29,271         29,746          9,407
      Interest and other income                                     4,190          1,460            237
                                                               -----------    -----------    -----------
      Income before provision for income taxes                     33,461         31,206          9,644
      Provision for income taxes                                   11,711         10,766          3,004
                                                               ----------     ----------     -----------
      Net income                                                $  21,750      $  20,440      $   6,640
                                                               ===========    ===========    ===========

      Net income per share                                      $    0.69      $    0.71      $    0.24

      Shares used in per share calculation                         31,644         28,260         27,194

The accompanying notes are an integral part of these consolidated financial statements

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                                          Notes                                             Retained
                                           Additional   Receivable                            Cumulative    Earnings
                       Common Stock         Paid-in     For Common    Deferred     Treasury   Translation (Accumulated
                     ------------------
                     Shares      Amount     Capital       Stock     Compensation     Stock     Adjustment    Deficit)        Total
                     --------   --------   ----------   ----------  -------------  ---------   ----------   ------------  ----------

Balances, June
 30, 1994            17,897     $    18    $  3,393     $    --     $   (479)      $    --     $     --     $ (1,928)     $  1,004

Issuance of
 common stock           110          --         100          --           --            --           --           --           100

Common stock
repurchased
and canceled           (275)         --        (300)         --           --            --           --           --          (300)

Issuance of
 common stock for
 stock in
 Endovascular
 Support Systems,
 Inc                    511           1         463          --           --            --           --           --           464

Issuance of
 common stock for
 notes receivable     3,438           3       3,123      (3,126)          --            --           --           --            --

Deferred
 compensation            --          --          91          --          (91)           --           --           --            --

Cancellation of
 deferred
 compensation            --          --         (50)         --           50            --           --           --            --

Amortization of
 deferred
 compensation            --          --          --          --          221            --           --           --           221

Net income               --          --          --          --           --            --           --        6,640         6,640
                     --------   --------   ----------   ----------  -------------  ---------   ----------   ------------  ----------
Balances, June
 30, 1995            21,681          22       6,820      (3,126)        (299)           --           --        4,712         8,129

Issuance of
 common stock           110          --       1,321          --           --            --           --           --         1,321

Issuance of
 common stock
 upon exercise of
 stock options        4,821           4          31          --           --            --           --           --            35

Common stock
 offering (Note
 10)                  4,250           5      81,310          --           --            --           --           --        81,315

Amortization of
 deferred
 compensation            --          --          --          --          212            --           --           --           212

Income tax
 reduction
 relating to
 stock plans             --          --       2,294          --           --            --           --           --         2,294

Repayment of
 notes receivable        --          --          --       2,825           --            --           --           --         2,825

Net income               --          --          --          --           --            --           --       20,440        20,440
                     --------   --------   ----------   ----------  -------------  ---------   ----------   ------------  ----------
Balances, June
 30, 1996            30,862          31      91,776        (301)         (87)           --           --       25,152       116,571

Issuance of
 common stock
 upon exercise of
 stock options          185          --         204          --           --            --           --           --           204

Treasury stock
 purchased               --          --          --          --           --          (390)          --           --          (390)

Amortization of
 deferred
 compensation            --          --          --          --           87            --           --           --            87

Income tax
 reduction
 relating to
 stock plans             --          --       1,041          --           --            --           --           --         1,041

Repayment of
 notes receivable        --          --          --         301           --            --           --           --           301

Translation
 adjustment              --          --          --          --           --            --       (1,364)          --        (1,364)

Net income               --          --          --          --           --            --           --       21,750        21,750
                     --------   --------   ----------   ----------  -------------  ----------   ---------    ----------   ----------
Balances, June
30, 1997             31,047     $    31    $ 93,021     $    --     $     --       $  (390)     $(1,364)     $46,902      $ 138,200
                     ========   ========   ==========   ==========  =============  ==========   ==========   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements

               ARTERIAL VASULAR ENGINEERING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Year Ended June 30,
                                                                           ---------------------------------------
                                                                              1997          1996          1995
                                                                           ------------  -----------  ------------

Cash flows from operating activities:
 Net income                                                                  $ 21,750     $ 20,440      $ 6,640


 Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                               1,706          817          274
    Provision for doubtful accounts                                               804          186          100
    Provision for obsolete inventory                                              317          261           60
    Amortization of deferred compensation                                          87          212          221
    Income tax reduction relating to stock plans                                1,041        2,294           --
    Deferred income taxes                                                      (1,823)      (1,100)      (1,088)
    Changes in assets and liabilities:
       Short-term investments                                                 (29,838)     (31,054)          --
       Accounts receivable                                                    (11,348)      (8,422)      (4,713)
       Inventories                                                             (4,912)      (2,693)        (795)
       Prepaids and other current assets                                       (1,904)      (2,068)        (204)
       Accounts payable                                                         2,405        1,319           13
       Accrued liabilities                                                      3,392        1,315          778
       Customer deposits                                                           --       (1,405)          11
       Income taxes payable                                                    (1,633)        (603)       2,039
                                                                             --------     --------     --------
           Net cash provided by (used in) operating activities                (19,956)     (20,501)       3,336
                                                                             --------     --------     --------

Cash flows from investing activities:
 Proceeds (purchase) of investments                                                --          100       (1,400)
 Acquisition of property, plant and equipment                                 (14,379)      (8,390)        (977)
 Acquisition of stock in Endovascular Support
    Systems, Inc.                                                                  --           --         (108)
                                                                             --------     --------     --------
           Net cash used in investing activities                              (14,379)      (8,290)      (2,485)
                                                                             --------     --------     --------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                           204       82,671          100
 Common stock repurchased                                                          --           --         (300)
 Treasury stock purchased                                                        (390)          --           --
 Repayment of notes receivable                                                    301        2,825           --
                                                                             --------     --------     --------
           Net cash provided by (used in) financing activities                    115       85,496         (200)
                                                                             --------     --------     --------

Effect of exchange rate changes on cash and cash equivalents                       18           --           --
Net increase (decrease) in cash and cash equivalents                          (34,202)      56,705          651
Cash and cash equivalents, at beginning of year                                59,238        2,533        1,882
                                                                             --------     --------     --------
Cash and cash equivalents, at end of year                                    $ 25,036     $ 59,238     $  2,533
                                                                             ========     ========     ========

Supplemental cash flow information:
  Income taxes paid                                                          $ 14,206     $ 10,175     $  2,075
Supplemental disclosures of noncash investing and financing activities:
  Issuance of common stock for stock in
     Endovascular Support Systems, Inc.                                      $     --     $     --     $    464
  Issuance of common stock for notes receivable                              $     --     $     --     $  3,126
  Transfer of available-for-sale investments to trading                      $     --     $  1,300     $     --

The accompanying notes are an integral part of these consolidated financial statements

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT



1.   Formation and Business of the Company

     Arterial Vascular Engineering, Inc., formerly Applied Vascular Engineering, Inc., (the "Company") was incorporated in Delaware in July 1991 to address the rapidly expanding market for angioplasty products. The Company designs, develops, manufactures and markets a variety of highly specialized stent systems and percutaneous transluminal coronary angioplasty ("PTCA") balloon catheters. The Company's stents are used as arterial support devices in connection with balloon angioplasty or other minimally invasive treatments of atherosclerosis (the formation of deposits in the arteries) and to prevent abrupt closure of vessels in higher-risk angioplasty procedures. The Company commenced operations in 1991 and began marketing its PTCA balloon catheters in October 1993, its coronary stent systems in October 1994, and its peripheral stent systems in December 1996. In April 1996, the Company began its first direct sales operation in Europe, and currently it has direct operations in each of France, Germany, the Netherlands (to service the Benelux countries), Switzerland and the United Kingdom.

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

2.   Summary of Significant Accounting Policies (continued)

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

     Other intangible assets consist primarily of organization costs, and are carried at cost less accumulated amortization. Costs are amortized over the estimated useful lives of the related assets. At June 30, 1997, other intangible assets were fully amortized.

     Research and Development

     Research and development costs are expensed as incurred.

     Revenue Recognition

     The Company recognizes revenue upon shipment of product to customers provided there is no conditional payment upon sale by the customer to other third parties and provided there is no right of return on unsold merchandise.

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

     Foreign Currency Translation

     The assets and liabilities, capital accounts and revenue and expense accounts of the Company's foreign subsidiaries have been translated using the exchange rates at the balance sheet date, historical exchange rates, and the weighted average exchange rates for the period, respectively. Adjustments arising from the translation of assets and liabilities held outside the United States are recorded as a component of stockholders' equity.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share (SFAS No. 128)," which is effective for both interim and annual financial statements for periods ended after December 15, 1997. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (or basic) earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the years ended June 30, 1996 and 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

     Stock Split

     On January 26, 1996 the Company effected a 5.5-for-1 common stock split in connection with the public offering of its stock. All common stock data in the accompanying consolidated financial statements has been retroactively adjusted to reflect the stock split.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Summary of Significant Accounting Policies (continued)

     Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)", effective for fiscal 1997. Relevant disclosures are presented in note 10 "Stockholders' Equity." Accordingly the Company continues to account for stock-based compensation using the intrinsic value method as permitted under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB 25)."

3.   Acquisition of Endovascular Support Systems, Inc.

     In October 1992, Proprietary Extrusion Technologies, Inc. (PET), a wholly owned subsidiary of the Company, acquired the patent rights to Endovascular Support Systems, Inc.'s ("ESS") stent products in exchange for royalties between 5% and 12% of PET's worldwide stent sales for the remaining life of the ESS stent patent.

     In June 1993, the Company acquired a 15% interest in ESS in exchange for 110,000 shares of the Company's common stock valued at $40,000. In a series of transactions initiated in 1994 and completed in March 1995, the Company acquired all of the remaining shares of ESS for $108,000 and an additional 511,000 shares of the Company's common stock at a fair market value of $464,000. The acquisition was accounted for as a purchase transaction and the results of the operations of ESS were included with those of the Company after March 1995, the date the acquisition was consummated. At the acquisition date, ESS had net liabilities of $38,000. The acquisition terminated PET's obligations to ESS under a royalty agreement on stent sales. ESS's shares were canceled in April 1995 and the remaining assets and liabilities of ESS were transferred to the Company.

     Purchased completed technology of $650,000 was recorded at March 1995, and is being amortized over a period of five years. At June 30, 1997, accumulated amortization totaled $293,000.

4.   Settlement of Litigation

     In July 1995, the Company settled a legal proceeding in which the plaintiff alleged the Company breached a joint venture agreement. Under the terms of the settlement agreement, the Company paid the plaintiff $425,000 in full and final settlement. The Company had established a provision for $425,000 at June 30, 1995.

5.   Financial Instruments

     Revolving Credit Agreement

     In August 1997, the Company signed a revolving credit agreement with a financial institution under which the Company may borrow up to $20 million for the construction of new manufacturing facilities at its headquarters in Santa Rosa, California. The credit facility is secured by certain of the Company's short-term investments. The credit facility terminates on August 31, 1998, at which time the Company is required to repay the total borrowed amount. The interest rate on the revolving credit agreement is LIBOR plus one-half of one percent.

     Foreign Currency Instruments

     Substantially all of the Company's revenues are currently derived from sales outside of the United States. As a result, the Company's financial results will be affected by changes in foreign currency exchange rates to the extent that such sales may be denominated in foreign currency. The Company is exposed to fluctuations in currencies in western Europe.

     During the year ended June 30, 1997, the Company began a program of entering into derivative financial instruments in the form of forward exchange contracts ("forwards") in order to reduce the uncertainty of foreign exchange rate movement on inter-company sales denominated in foreign currencies. These contracts are designed to specifically hedge against gains or losses incurred from foreign currency transactions and are not used for trading or speculative purposes. The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of foreign currency hedging activities. Forwards are used to hedge material foreign currency denominated receivables and payables. They are generally settled between three to six months with gains or losses recorded in "Selling, general and administrative" expenses, to offset gains or losses on foreign currency receivables and payables.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


6.   Inventories

     Inventories comprise (in thousands):



                                                                 June 30,
                                                          ----------------------
                                                               1997        1996
                                                          ----------  ----------

                 Raw materials                            $     925   $     456
                 Work in process                              3,044       1,211
                 Finished goods                               3,333       1,685
                                                          ----------  ----------
                                                          $   7,302   $   3,352
                                                          ==========  ==========

7.   Property, Plant and Equipment

     Property, plant and equipment comprise (in thousands):

                                                                June 30,
                                                          ----------------------
                                                               1997        1996
                                                          ----------  ----------

                 Land                                     $   2,891   $   1,909
                 Buildings                                    8,590       3,616
                 Manufacturing equipment                      5,486       2,226
                 Computers and equipment                      2,218         824
                 Furniture and fixtures                       1,737         490
                 Leasehold improvements                         872         768
                                                          ----------  ----------
                                                             21,794       9,833
                 Less accumulated depreciation
                 and amortization                            (2,575)     (1,053)
                                                          -----------  ---------
                                                             19,219       8,780
                 Construction in progress                     2,540         194
                                                          ----------  ----------
                                                          $  21,759   $   8,974
                                                          ==========  ==========

8.   Accrued Expenses

     Accrued expenses comprise (in thousands):


                                                                June 30,
                                                          ----------------------
                                                             1997       1996
                                                          ----------  ----------

                 Accrued payroll and related benefits     $   2,261   $     861
                 Accrued professional and other fees          1,089         617
                 Accrued clinical trial costs                   432         213
                 Value added tax                              1,160         393
                 Other accrued expenses                         802         395
                                                          ---------   ----------
                                                          $   5,744   $   2,479
                                                          ==========  ==========

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9.   Commitments and Contingencies

     Commitments

     The Company leases its facilities under operating lease agreements expiring in 1997 through 2006. Total rent expense under all operating leases was $139,000, $369,000 and $898,000 for the years ended June 30, 1995, 1996 and
     1997, respectively. In addition, the Company leases vehicles for certain of its European staff.

     The future minimum annual lease payments as of June 30, 1997 under operating leases are as follows:


                     Year Ending June 30,                         (In thousands)
                    --------------------
                     1998                                              $  1,223
                     1999                                                 1,145
                     2000                                                   762
                     2001                                                   459
                     2002                                                   169
                     Thereafter                                             344
                                                                      ----------
                                                                       $  4,102
                                                                      ==========

     The Company has entered into a contract to build new manufacturing facilities at its headquarters in Santa Rosa, California. The total cost of construction is expected to be approximately $20 million (see Note 5 - Financial Instruments). Additionally, the Company has commitments under various other construction contracts totaling $2 million.

     Contingencies

     ESS Litigation. Effective as of October 1992, a subsidiary of the Company purchased substantially all the assets of Endothelial Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS") in consideration of certain royalty payments payable by the Company based on the net sales of products using or adapted from such assets. The Company was informed that the shareholders of ESS ratified the transaction on May 27, 1993. The purchased assets included an application for a stent patent which resulted in a patent owned by the Company. Following such asset purchase, the Company between June 1993 and March 1995 purchased in several transactions 100% of the shares of capital stock of ESS from its shareholders in consideration of shares of common stock of the Company and, in certain instances, other consideration, and ESS was merged into the Company. In June 1996, the Company received notice of a lawsuit filed by Dr. Azam Anwar and Benito Hidalgo, each of whom is a former shareholder of ESS (who together held approximately 48% of ESS's outstanding shares of common stock) and each of whom currently holds shares of common stock of the Company, in the District Court of Dallas County, Texas. The suit names as defendants the Company, Bradly A. Jendersee and John D. Miller, each a director, officer and principal stockholder of the Company, Dr. Simon H. Stertzer, a director and principal stockholder of the Company, and Dr. Gerald Dorros, a principal stockholder of the Company. In January 1997, the plaintiffs filed an amended petition alleging common law fraud, negligent misrepresentation, securities fraud pursuant to the Texas Securities Act, fraud pursuant to the Texas Business and Commercial Code, control person liability, aider and abetter liability of the individual defendants, civil conspiracy, breach of fiduciary duty, and constructive fraud in connection with the Company's acquisition of ESS and the Company's acquisition of shares of ESS capital stock from the plaintiffs. The plaintiffs seek unspecified damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS, punitive damages, interest and attorneys' fees and other relief. On February 10 and 12, 1997, the court overruled defendants' special appearances and denied motions objecting to jurisdiction, motions to dismiss based on forum non conveniens, and motions to abate or stay the Texas proceedings. The defendants, including the Company, have filed an answer denying plaintiff's claims, and also filed a counterclaim against the plaintiffs. The counterclaim alleges claims against Mr. Hidalgo for specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief based on comparative indemnity, contribution and absence of fraud. The cross-complaint alleges claims against Dr. Anwar for intentional and negligent interference with contract, equitable estoppel and declaratory relief based on absence of fraud. The Company believes it has meritorious defenses to the claims alleged by the plaintiffs, and that it has meritorious claims against the plaintiffs, in the Texas action. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   Commitments and Contingencies (continued)

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

     In November 1996, in connection with the Company's termination of its distribution relationship with Alfatec-Medicor N.V. ("Alfatec-Medicor") and Medicor Nederland B.V. ("Medicor Nederland") in Belgium and the Netherlands, respectively, effective September 30, 1996, the Company received notice of a lawsuit filed by Alfatec-Medicor in the Second Chamber of the Commercial Court of Brussels, Belgium, alleging insufficient notice of termination of a distribution agreement between the parties, promotion costs, personnel restructuring claims and additional compensation. Alfatec-Medicor seeks compensation of BF189,389,135 (approximately $5.0 million using current exchange rates), of which BF30,000,000 (approximately $797,000) is sought as a provisional payment. The Company has entered counterclaims for $257,000 in unpaid accounts receivable and has requested from Alfatec-Medicor information that would support its claims for indemnification, but has not yet received such information. Following a hearing on April 18, 1997, the court postponed further consideration of the matter until the parties have conducted an appropriate exchange of information and prepared written pleadings. On February 20, 1997, the Company commenced an action against Medicor Nederland before the Amsterdam District Court for payment of $269,000 in unpaid accounts receivable. On July 23, 1997, Medicor Nederland filed a statement of defense and entered a counterclaim for DG2,284,379.30 (approximately $1.1 million using current exchange rates) on the basis of insufficient notice of termination of a distribution agreement between the parties and unjust enrichment.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9.   Commitments and Contingencies (continued)

     On August 19, 1996, in connection with the Company's termination of its distribution relationship in Switzerland with Medicor AG, effective September 30, 1996, such distributor filed an action against the Company in the United States District Court for the Northern District of California alleging breach of written, oral and implied-in-fact contracts, inducement to breach an employment contract with one of such distributor's employees, intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, misappropriation of trade secrets, and intentional and negligent misrepresentation. On October 11, 1996, the court denied the distributor's request for preliminary and temporary injunctive relief. On January 30, 1997, the court entered an order dismissing the entire action on forum non conveniens grounds. As part of the dismissal, AVE has agreed to submit to the jurisdiction of the appropriate forum in Switzerland, waive any defense of statute of limitations to any substantially similar claims made there, make available witnesses and documents there and satisfy any judgment entered against it there. On January 27, 1997, the Company filed an action in the debt collection office of Cham, Switzerland against the distributor for $93,000 plus accrued interest in connection with unpaid accounts receivable from the distributor relationship. The distributor obtained a preliminary stay on the debt collection proceedings and a hearing with respect to the Company's motion to lift such stay was held on March 11, 1997. On July 14, 1997, the District Court of Zug denied the Company's motion to lift such stay in a summary proceeding. The Company intends to file a claim in ordinary court proceedings with the District Court of Zug to have the stay lifted.

     In connection with the Company's termination of its distribution relationship in France with Medi Service, S.A.R.L./Fournitures
     Hospitalieres S.A. effective September 30, 1996, the Company received notice from such distributor that it had filed an action before the Tribunal de Grande Instance of Mulhouse in France seeking compensation for breach of an alleged exclusive distribution agreement for an indeterminate period between the parties. The action included a claim for compensation equal to the total value of such distributor's business, which the distributor valued at FF400,000,000 (approximately $65 million using current exchange rates). The Company counterclaimed for unpaid accounts receivable of approximately $1.8 million and for damages for abusive legal proceedings. On September 23, 1996, the Tribunal rejected the distributor's claims for damages for unlawful termination as well as the Company's counterclaim for abusive legal proceedings. The Tribunal reserved judgement with respect to the repurchase of the distributor's inventory of AVE products and the payment of unpaid accounts receivable sought by the Company. The parties have submitted briefs on these issues and a procedural hearing was held on March 10, 1997, at which the distributor filed an additional brief. A procedural hearing was held on May 9, 1997, at which time the Company added a counterclaim for unfair competition. On February 10, 1997, the distributor filed an appeal of the Tribunal's decision of September 23, 1996, with the Court of Appeals of Colmar, and the parties have exchanged briefs in the appellate proceeding. A procedural hearing with respect to both the original and the appellate proceedings is set for September 19, 1997.

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

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.  Stockholders' Equity

     Common and Preferred Stock

     During the year ended June 30, 1995, the Company entered into a Restricted Stock Purchase Agreement with certain directors and other individuals. A total of 3,438,000 shares were issued at fair market value under this agreement at $0.9091 per share. All purchases of stock were financed by issuance of notes accumulating interest at 8% per annum until repaid. The notes were fully repaid as at June 30, 1997. All shares are subject to repurchase by the Company pursuant to vesting over periods ranging from one to five years or upon termination of employment. At June 30, 1997, 1,346,000 shares were subject to repurchase.

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

     In February 1997 the Company's Board of Directors adopted a stockholder rights plan, commonly referred to as a "poison pill," that is intended to deter hostile or coercive attempts to acquire the Company. The stockholder rights plan enables stockholders to acquire shares of the Company's common stock, or the common stock of an acquiror, at a substantial discount to the public market price should any person or group acquire more than 15% of the Company's common stock without the approval of the Board of Directors under certain circumstances. The Company has reserved 1,000,000 shares of Series A Junior Participating Preferred Stock for issuance in connection with the stockholder rights plan. The Company is authorized to issue an additional 4,000,000 shares of preferred stock in one or more series with terms to be fixed by the Board of Directors without a stockholder vote.

     Stock Repurchase Program

     During the first quarter of fiscal 1997, the Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase shares of its common stock with an aggregate value of up to $10 million. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Although the Company does not currently intend to repurchase a significant number of additional shares under the repurchase program, the program will continue until discontinued by the Board of Directors. The Company has used, and plans to use, existing cash balances to finance any repurchases. The Company may use the repurchased shares to offset grants under its employee equity incentive plan. As of June 30, 1997, the Company had repurchased 30,000 shares of its common stock at an aggregate cost of $390,000.

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

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Stockholders' Equity (continued)

     In January 1996, the Company adopted the 1996 Equity Incentive Plan (the "Incentive Plan") under which 800,000 shares of common stock are reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company. In December 1996, the Company's stockholders approved an increase in the number of shares of common stock reserved for issue under the Incentive Plan from 800,000 to 1,500,000. If any stock award granted under the Incentive Plan or any stock option granted pursuant to the Company's previous stock option program shall for any reason expire or otherwise terminate, in whole or in part, without having been exercised in full, the stock not acquired shall revert to and again become issuable under the Incentive Plan. Options granted to employees and consultants after January 1996 are made under the terms of the Incentive Plan. The Incentive Plan is administered by the Board of Directors or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof. The terms of stock options granted under the Incentive Plan generally may not exceed 10 years. Restricted stock purchase awards granted under the Incentive Plan may be granted pursuant to a repurchase option in favor of the Company in accordance with a service vesting schedule determined by the Board. Stock bonuses may be awarded in consideration for past services without a purchase payment. Stock appreciation rights authorized for issuance under the Incentive Plan may be tandem stock appreciation rights, concurrent stock appreciation rights or independent stock appreciation rights. To date, no restricted stock awards, stock bonuses or stock appreciation rights have been granted under the Incentive Plan. The Incentive Plan will terminate in January 2006, unless terminated sooner by the Board of Directors.

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

     A summary of the activity under the stock option plans is as follows (in thousands, except per share data):

                                       Reserved                      Optioned Shares
                                         but         -------------------------------------------------------
                                      Unoptioned     Number of            Price            Weighted Average
                                        Shares         Shares           Per Share           Exercise Price
                                      -----------    ----------     ------------------     -----------------

 Balances, June 30, 1994                  2,296         5,695        $0.0018-$0.0661            $0.0065
      Options granted                      (182)          182        $0.0018-$0.9091            $0.7716
      Options canceled                       55           (55)           $0.0018                $0.0018
                                      -----------    ----------
 Balances, June 30, 1995                  2,169         5,822        $0.0018-$0.9091            $0.0304
      Shares reserved - 1996 plans          900             -               -                         -
      1991 option plan termination       (2,008)            -               -                         -
      Options exercised                       -        (4,821)       $0.0018-$0.0661            $0.0073
      Options granted                      (491)          491        $9.5455-$35.125            $17.148
      Options canceled                       40           (40)       $0.0018-$35.125            $ 9.162
                                      -----------    ----------
 Balances, June 30, 1996                    610         1,452        $0.0018-$35.125            $ 5.653
      Shares reserved - 1996 plan           700             -               -                         -
      Options exercised                       -          (185)       $0.0018-$21.000            $ 1.075
      Options granted                      (898)          898        $13.000-$24.875            $15.187
      Options canceled                       74           (74)       $13.000-$22.750            $16.515
                                      -----------    ----------
 Balances, June 30, 1997                    486         2,091        $0.0018-$35.125            $ 9.764
                                      ===========    ==========

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.  Stockholders' Equity (continued)

     The following table summarizes information concerning outstanding and exercisable options as of June 30, 1997 (in thousands, except per share data):

                         Options Outstanding               Options Exercisable
                ---------------------------------------- -----------------------
                             Weighted
                              Average        Weighted                  Weighted
Range of          Number     Remaining        Average      Number      Average
Exercise           of       Contractual      Exercise        of        Exercise
Prices            Shares       Life            Price       shares       Price
---------       ----------  ------------  -------------- ----------- -----------

$0.0018-$0.9090    680         1.2           $0.0018         636       $0.0018
$0.9091-$12.000    305         6.6           $ 6.454         100       $ 6.325
$12.001-$13.000    516         9.6           $13.000           -             -
$13.001-$21.375    459         9.1           $18.786          67       $20.410
$21.376-$35.125    131         9.4           $23.811          11       $24.658
                ----------  ------------  -------------- ----------- -----------
                 2,091         6.3           $ 9.764         814       $ 2.790
                ==========  ============  ============== =========== ===========


     At June 30, 1996 and 1995, options to purchase 745,000 and 5,197,500 shares of common stock were exercisable at weighted average exercise prices of $0.0487 and $0.0069, respectively.

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB 25)" and
     related interpretations in accounting for its employee stock options because the alternative fair value accounting prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)" requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

     Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: Expected dividend yield of 0%, expected stock price volatility of 55% (0% in the period prior to the Company's initial public offering), risk free interest rates ranging from 3.50 percent to 7.75 percent, and the expected life of options of 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):


                                                         Year ended June 30,
                                                        -----------------------
                                                          1997         1996
                                                        ----------  -----------

          Net income - as reported                      $  21,750    $  20,440
          Net income - pro forma                        $  20,698    $  20,424
          Net income per share - as reported            $    0.69    $    0.71
          Net income per share - pro forma              $    0.65    $    0.71


     The weighted average fair value of options granted in the year ended June 30, 1997 and 1996 was $5.48 and $3.55 per share respectively.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.  Stockholders' Equity (continued)

     The pro forma effect on net income for 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996 and the compensation expense that will be recognized in future years as the graded vesting periods become exercisable.

     The difference between the exercise price and fair market value of the Company's common stock at the date of issue of certain stock options, totaling $902,000 has been recorded as deferred compensation and a component of stockholders' equity. The entire compensation of $902,000 has been recognized as an expense through June 30, 1997.

     Employee Stock Purchase Plan

     In July 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "ESPP") under which 1,500,000 shares of common stock are reserved for issuance under the terms of the ESPP. The ESPP permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 20% of the employees eligible compensation) at 85% of its fair market value on specified dates. The first scheduled purchase under the ESPP is due on January 31, 1998. Thereafter, purchases will be made at six monthly intervals. No shares were purchased or payroll deductions withheld in the year ended June 30, 1997. The ESPP is subject to stockholder approval.

11.  Income Taxes

     The provision for income taxes is as follows (in thousands):


                                                     June 30,
                                  ----------------------------------------------
                                      1997            1996             1995
                                  -------------    ------------     ------------

Federal                             $  11,611       $  10,756       $    3,108
State                                   1,000           1,006              977
Foreign                                   923             104                8
                                  -------------    ------------     ------------
                                       13,534          11,866            4,093
Deferred taxes                         (1,823)         (1,100)          (1,089)
                                  -------------    ------------     ------------
                                    $  11,711       $  10,766       $    3,004
                                  =============    ============     ============


The Company's effective tax rate differs from the U.S. federal statutory rate as follows:


                                                     June 30,
                                  ----------------------------------------------
                                      1997            1996             1995
                                  -------------    ------------     ------------

Federal tax at statutory rate          35.0%            35.0%            34.0%
State tax, net of federal benefit       1.7              2.2              5.9
Utilization of net operating loss       -                -               (3.8)
FSC benefit                            (3.6)            (4.6)            (5.0)
Other                                   1.9              1.9             (0.1)
                                  -------------    ------------     ------------
                                       35.0%            34.5%            31.0%
                                  =============    ============     ============

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Income Taxes (continued)

     Significant components of the Company's deferred tax assets are as follows (in thousands):


                                                               June 30,
                                                      --------------------------
                                                         1997          1996
                                                      ------------  ------------
         Foreign deferred profits and losses          $        594  $      1,039
         Depreciation and amortization                       1,598           171
         State taxes, net of federal benefit                   300           297
         Net operating losses                                  -              31
         Reserves and accruals                                 718           255
         Deferred compensation                                 218           186
         Inventories                                           517           152
         Other                                                  66            57
                                                      ------------  ------------
                                                      $      4,011  $      2,188
                                                      ============  ============


12.  Employee Agreements

     In March 1995 and February 1996, the Company entered into employee agreements with certain key officers and directors over terms of four to five years. Employees under contract have an aggregate annual compensation of $1,410,000, and have been granted 4,877,500 options to purchase common stock of the Company at exercise prices of between $0.0018 and $13.25 per share of which 4,410,000 options had been exercised at June 30, 1997. The Company may terminate any agreement for cause, and the compensation and benefits under the employee agreements shall cease effective upon date of termination. If an agreement is terminated by reason of disability, the employee's compensation and benefits shall continue for the first twelve weeks of the incapacity.

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

13.  Employee Benefit Plan

     During 1994, the Company established a Retirement Savings and Investment Plan (the "Plan") under which employees may defer a portion of their salary up to the maximum allowed under IRS rules. The Company has the discretion to make contributions to the Plan. In the year ended June 30, 1997, the Company contributed $88,000 to the Plan.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


14.  Geographic Area Information and Concentration of Credit and Other Risks

     The Company operates in the medical products industry sector and currently markets and sells substantially all of its products internationally in Europe and Asia. Over 40% of the Company's fiscal 1997 revenues were derived from export sales to non-affiliated international distributors. In addition, over 40% of the Company's net sales for fiscal 1997 were derived from products introduced during fiscal 1997. For the years ended June 30, 1995 and 1996, the Company had sales to three customers representing 26%, 16% and 14% and 20%, 16% and 10% net of sales, respectively. The Company performs ongoing credit evaluations of its customers and provides an allowance for expected losses. There have been no material losses on customer receivables. Sales to both distributors and directly to hospitals and clinics as a percentage of total net sales by geographical region are as follows:


                             Year Ended June 30,
                      -----------------------------------
                         1997         1996         1995
                      ---------    ---------    ---------

Europe                     75%          76%          79%
Asia                        9%          16%          19%
Rest of World              16%           8%           2%
                      ---------    ---------    ---------
                          100%         100%         100%
                      =========    =========    =========


15.  Quarterly Financial Data (unaudited, in thousands except per share data)


                       First       Second        Third       Fourth      Fiscal
                      Quarter      Quarter      Quarter      Quarter      Year
                      ---------    --------     --------    ---------   --------
Net sales
  1997                 $18,568     $18,228      $20,402      $22,222     $79,420
  1996                  10,572      11,142       15,589       17,926      55,228
Gross profit
  1997                  15,657      14,495       15,806       17,245      63,203
  1996                   8,081       8,715       12,693       15,174      44,663
Net income
  1997                   7,765       4,606        4,633        4,746      21,750
  1996                   4,756       4,871        3,101        7,712      20,440
Net income per share
  1997                    0.25        0.15         0.15         0.15        0.69
  1996                    0.17        0.18         0.11         0.25        0.71

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE


         We have audited the consolidated financial statements of Arterial Vascular Engineering, Inc. and Subsidiaries as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated July 25, 1997, except as to the first paragraph of Note 5 as to which the date is August 21, 1997 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP




Palo Alto, California
July 25, 1997

                                                                     SCHEDULE II


              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)


                          Description        Balance at   Charged to  Balance at
                          -----------       Beginning of  Costs and     End of
                                             the Period    Expenses   the Period
                                            ------------------------------------
Balances for the year ended June 30, 1995:
   Allowance for doubtful accounts receivable    $   4        $100       $104
   Allowance for obsolete inventory                 --          60         60
Balances for the year ended June 30, 1996:
   Allowance for doubtful accounts receivable      104         186        290
   Allowance for obsolete inventory                 60         261        321
Balances for the year ended June 30, 1997:
   Allowance for doubtful accounts receivable      290         790      1,080
   Allowance for obsolete inventory                321         314        635