Form 10-Q
period 1997-09-30
ARTERIAL VASCULAR ENGINEERING INC
filed 1997-11-14
CIK 1007047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Class                                       Outstanding
Common Stock, $0.001 par value              31,218,177 as of October 31, 1997


                                                INDEX TO FORM 10-Q

                                                                                                                Page
                                                                                                                ----
PART I          FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets as of September 30, 1997                         3
                                 and June 30, 1997

                           Condensed Consolidated Statements of Operations for the three                          4
                                 months ended September 30, 1997 and 1996

                           Condensed Consolidated Statements of Cash Flows for the                                5
                                 three months ended September 30, 1997 and 1996

                           Notes to Condensed Consolidated Financial Statements                                   6

                Item 2.    Management's Discussion and Analysis of Financial Condition                           12
                                 and Results of Operations


PART II         OTHER INFORMATION

                Item 1.    Legal Proceedings                                                                     17

                Item 2.    Change in Securities and Use of Proceeds                                              17

                Item 6.    Exhibits and Reports on Form 8-K                                                      18


SIGNATURES                                                                                                       19


PART I       FINANCIAL INFORMATION

             Item 1.    Financial Statements

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                  September 30,  June 30,
                                                                     1997         1997
                                                                   ---------    ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                     $  27,666    $  25,036
     Short-term investments                                           57,596       62,192
     Trade accounts receivable, net                                   26,605       22,850
     Inventories                                                      10,754        7,302
     Deferred income tax                                               2,413        2,413
     Prepaid expenses and other current assets                         7,907        4,472
                                                                   ---------    ---------
        Total current assets                                         132,941      124,265

Deferred income tax                                                    1,598        1,598
Property, plant and equipment, net                                    31,070       21,759
Purchased technology and other intangible assets, net                    325          357
                                                                   ---------    ---------
        Total assets                                               $ 165,934    $ 147,979
                                                                   =========    =========


                                   LIABILITIES
Current liabilities:
     Short-term borrowings                                         $   2,449    $    --
     Accounts payable                                                  8,852        4,035
     Accrued expenses                                                  6,276        5,744
     Income taxes payable                                              2,912         --
                                                                   ---------    ---------
        Total current liabilities                                     20,489        9,779
                                                                   ---------    ---------

                              STOCKHOLDERS' EQUITY
Common stock                                                              31           31
Additional paid-in capital                                            94,669       93,021
Treasury stock                                                          (390)        (390)
Cumulative translation adjustment                                     (1,477)      (1,364)
Retained earnings                                                     52,612       46,902
                                                                   ---------    ---------
        Total stockholders' equity                                   145,445      138,200
                                                                   ---------    ---------
        Total liabilities and stockholders' equity                 $ 165,934    $ 147,979
                                                                   =========    =========

                             See accompanying notes

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                             Three months ended
                                                                September 30,
                                                           ---------------------

                                                            1997          1996
                                                           -------       -------

Net sales                                                  $26,263       $18,568
Cost of sales                                                5,489         2,911
                                                           -------       -------
Gross profit                                                20,774        15,657
                                                           -------       -------

Operating expenses:
   Research and development                                  5,478         1,855
   Selling, general and administrative                       7,517         3,132
                                                           -------       -------
       Total operating expenses                             12,995         4,987
                                                           -------       -------

Operating income                                             7,779        10,670
Interest and other income                                    1,006         1,275
                                                           -------       -------
Income before provision for income taxes                     8,785        11,945
Provision for income taxes                                   3,075         4,180
                                                           -------       -------
Net income                                                 $ 5,710       $ 7,765
                                                           =======       =======

Net income per share                                       $  0.18       $  0.25

Shares used in per share calculation                        32,237        31,632


                             See accompanying notes


              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                          Three Months Ended
                                                                             September 30,
                                                                         --------------------
                                                                           1997       1996
                                                                         --------    --------
Cash flows from operating activities:
     Net income                                                          $  5,710    $  7,765
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Depreciation and amortization                                     662         339
            Provision for doubtful accounts                                   246          22
            Provision for obsolete inventory                                  104          (1)
            Amortization of deferred compensation                            --            12
            Income tax reduction relating to stock plans                    1,016        --
            Changes in assets and liabilities:
                Short-term investments                                      4,594     (48,479)
                Accounts receivable                                        (4,119)     (2,062)
                Inventories                                                (3,549)     (1,260)
                Prepaids and other current assets                          (3,719)     (1,291)
                Accounts payable                                            4,815         550
                Accrued liabilities                                           563        (534)
                Income taxes payable                                        3,195       3,633
                                                                         --------    --------
                   Net cash provided by (used in) operating activities      9,518     (41,306)
                                                                         --------    --------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                          (9,943)     (3,017)
                                                                         --------    --------
                   Net cash used in investing activities                   (9,943)     (3,017)
                                                                         --------    --------

Cash flows from financing activities:
     Increase in short-term borrowings                                      2,449        --
     Proceeds from issuance of common stock                                   632        --
                                                                         --------    --------
                   Net cash provided by financing activities                3,081        --
                                                                         --------    --------

Effect of exchange rate changes on cash and cash equivalents                  (26)         (8)

Net increase (decrease) in cash and cash equivalents                        2,630     (44,331)
Cash and cash equivalents, at beginning of period                          25,036      59,238
                                                                         ========    ========
Cash and cash equivalents, at end of period                              $ 27,666    $ 14,907
                                                                         ========    ========

                             See accompanying notes

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.         Basis of Presentation

                    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended June 30, 1997.

                    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles.

                    Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

2.         Inventories (in thousands):

                                                September 30,       June 30,
                                                    1997              1997
                                                ------------      -----------

                           Raw materials          $   1,441        $     925
                           Work in process            5,589            3,044
                           Finished goods             3,724            3,333
                                                ------------      -----------
                                                   $ 10,754       $    7,302
                                                ============      ===========

3.         Computation of Net Income Per Share

                  Net income per share is computed using the weighted average number of common and common stock equivalent shares, when dilutive, outstanding during the period. Common equivalent shares comprise stock options using the treasury stock method.

                  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share (SFAS No. 128)," which is effective for both interim and annual financial statements for periods ended after December 15, 1997. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (or basic) earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.         Stock Repurchase Program

                  During  the  first  quarter  of  fiscal  1997,  the  Board  of
            Directors authorized a stock repurchase program pursuant to which the Company could repurchase shares of its common stock with an aggregate value of up to $10 million. The repurchases were made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. In November 1997 the program was discontinued by the Board of Directors. As of September 30, 1997, the Company had repurchased 30,000 shares of its common stock at an aggregate cost of $390,000.

5.         Contingencies

                  ESS Litigation. Effective as of October 1992, a subsidiary of the Company purchased substantially all the assets of Endothelial
           Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS") in consideration of certain royalty payments payable by the Company based on the net sales of products using or adapted from such assets. The Company was informed that the shareholders of ESS ratified the transaction on May 27, 1993. The purchased assets included an application for a stent patent which resulted in a patent owned by the Company. Following such asset purchase, the Company between June 1993 and March 1995 purchased in several transactions 100% of the shares of capital stock of ESS from its shareholders in consideration of shares of common stock of the Company and, in certain instances, other consideration, and ESS was merged into the Company. In June 1996, the Company received notice of a lawsuit filed by Dr. Azam Anwar and Benito Hidalgo, each of whom is a former shareholder of ESS (who together held approximately 48% of ESS's outstanding shares of common stock) and each of whom currently holds shares of common stock of the Company, in the District Court of Dallas County, Texas. The suit names as defendants the Company, Bradly A. Jendersee and John D. Miller, each a director, officer and principal stockholder of the Company, Dr. Simon H. Stertzer, a director and principal stockholder of the Company, and Dr. Gerald Dorros, a principal stockholder of the Company. In January 1997, the plaintiffs filed an amended petition alleging common law fraud, negligent misrepresentation, securities fraud pursuant to the Texas Securities Act, fraud pursuant to the Texas Business and Commercial Code, control person liability, aider and abetter liability of the individual defendants, civil conspiracy, breach of fiduciary duty, and constructive fraud in connection with the Company's acquisition of ESS and the Company's acquisition of shares of ESS capital stock from the plaintiffs. The plaintiffs seek unspecified damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS, punitive damages, interest and attorneys' fees and other relief. On February 10 and 12, 1997, the court overruled defendants' special appearances and denied motions objecting to jurisdiction, motions to dismiss based on forum non conveniens, and motions to abate or stay the Texas proceedings. The

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

           defendants, including the Company, have filed an answer denying the plaintiffs' claims, and also filed a counterclaim against the plaintiffs. The counterclaim alleges claims against Mr. Hidalgo for specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief based on comparative indemnity, contribution and absence of fraud. The counterclaim alleges claims against Dr. Anwar for intentional and negligent interference with contract, equitable estoppel and declaratory relief based on absence of fraud. A trial date of February 1, 1998 has been scheduled for the Texas action. The Company believes it has meritorious defenses to the claims alleged by the plaintiffs, and that it has meritorious claims against the plaintiffs, in the Texas action. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                  On December 6, 1996, the Superior Court of Sonoma County, California, pursuant to the stipulation of the parties, transferred the Sonoma County action to the Superior Court of San Mateo County. On December 11, 1996, the Superior Court of San Mateo County, pursuant to the stipulation of the parties, consolidated all three pending

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

           California actions into a single action (the "Consolidated Action"), and ordered that the pleadings from the Sonoma County action shall be the operative pleadings in the Consolidated Action. A motion by the Company and the individual defendants for summary judgment against Mr. Hidalgo in the Consolidated Action was denied by the Superior Court of San Mateo County on May 5, 1997 with respect to each of the plaintiffs' claims. A trial date of March 2, 1998 has been scheduled for the Consolidated Action. The Company believes that it has meritorious defenses to the claims alleged by the plaintiffs, and that it has meritorious claims against the plaintiffs, in the Consolidated Action. However, no assurance can be given as to the outcome of the Consolidated Action. The inability of the Company to prevail in the Consolidated Action, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                  In November 1996, in connection with the Company's termination of its distribution relationship with Alfatec-Medicor N.V. ("Alfatec-Medicor") and Medicor Nederland B.V. ("Medicor Nederland") in Belgium and The Netherlands, respectively, effective September 30, 1996, the Company received notice of a lawsuit filed by Alfatec-Medicor in the Second Chamber of the Commercial Court of Brussels, Belgium, alleging insufficient notice of termination of a distribution agreement between the parties, promotion costs, personnel restructuring claims and additional compensation. Alfatec-Medicor seeks compensation of BF189,389,135 (approximately $5.3 million using current exchange rates), of which BF30,000,000 (approximately $843,000) is sought as a provisional payment. The Company has entered counterclaims for $257,000 in unpaid accounts receivable and has requested from Alfatec-Medicor information that would support its claims for indemnification, but has not yet received such information. Following a hearing on April 18, 1997, the court postponed further consideration of the matter until the parties have conducted an appropriate exchange of information and prepared written pleadings. On February 20, 1997, the Company commenced an action against Medicor Nederland before the Amsterdam District Court for payment of $269,000 in unpaid accounts receivable. On July 23, 1997, Medicor Nederland filed a statement of defense and entered a counterclaim for DG2,284,379 (approximately $1.2 million using current exchange rates) on the grounds of insufficient notice of termination of a distribution agreement between the parties and unjust enrichment. On October 29, 1997, the Company filed a reply and answer to the counterclaim.

                  On August 19, 1996, in connection with the Company's termination of its distribution relationship in Switzerland with Medicor AG, effective September 30, 1996, such distributor filed an action against the Company in the United States District Court for the Northern District of California alleging breach of written, oral and implied-in-fact

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

           contracts, inducement to breach an employment contract with one of such distributor's employees, intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, misappropriation of trade secrets, and intentional and negligent misrepresentation. On October 11, 1996, the court denied the distributor's request for preliminary and temporary injunctive relief. On January 30, 1997, the court entered an order dismissing the entire action on forum non conveniens grounds. As part of the dismissal, AVE has agreed to submit to the jurisdiction of the appropriate forum in Switzerland, waive any defense of statute of limitations to any substantially similar claims made there, make available witnesses and documents there and satisfy any judgment entered against it there. The distributor has appealed the court's dismissal of the action. On January 27, 1997, the Company filed an action in the debt collection office of Cham, Switzerland against the distributor for $93,000 plus accrued interest in connection with unpaid accounts receivable from the distributor relationship. The distributor obtained a preliminary stay on the debt collection proceedings and a hearing with respect to the Company's motion to lift such stay was held on March 11, 1997. On July 14, 1997, the District Court of Zug denied the Company's motion to lift such stay in a summary proceeding. The Company intends in November 1997 to file a claim in ordinary court proceedings with the District Court of Zug to have the stay lifted.

                  In connection with the Company's termination of its distribution relationship in France with Medi Service, S.A.R.L./Fournitures Hospitalieres S.A. effective September 30, 1996, the Company received notice from such distributor that it had filed an action before the Tribunal de Grande Instance of Mulhouse in France seeking compensation for breach of an alleged exclusive distribution agreement for an indeterminate period between the parties. The action included a claim for compensation equal to the total value of such distributor's business, which the distributor valued at FF400,000,000 (approximately $69 million using current exchange rates). The Company counterclaimed for unpaid accounts receivable of approximately $1.8 million and for damages for abusive legal proceedings. On September 23, 1996, the Tribunal rejected the distributor's claims for damages for unlawful termination as well as the Company's counterclaim for abusive legal proceedings. The Tribunal reserved judgement with respect to the repurchase of the distributor's inventory of AVE products and the payment of unpaid accounts receivable sought by the Company. The parties have submitted briefs on these issues and a procedural hearing was held on March 10, 1997, at which time the distributor filed an additional brief. A procedural hearing was held on May 9, 1997, at which time the Company added a counterclaim for unfair competition. The Tribunal has closed the procedural phase of the action and has scheduled oral arguments for December 1, 1997. On February 10, 1997, the distributor filed an appeal of the Tribunal's decision of September 23, 1996 with the Court of Appeals of Colmar, and the parties have exchanged briefs in the appellate proceeding.

                  The Company is also in ongoing discussions with its distributor in South Korea regarding the status of such distributor relationship and of approximately $491,000 in accounts receivable due the Company from such distributor.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

                  With respect to each of the aforementioned distributors, the Company has consulted with local counsel in the applicable country and believes that the termination (or potential termination) of each of the distributor relationships was (or will be) lawful. The Company understands that under the laws of certain countries, including Belgium and The Netherlands, under certain circumstances, certain indemnities may be claimed by distributors for insufficient notice of termination and/or goodwill compensation. The Company intends to vigorously defend itself against pending claims and any other claims that may be brought by such distributors and to pursue claims for unpaid accounts receivable against such distributors. However, no assurance can be given as to the outcome of any pending or threatened litigation, and any successful claim for damages or injunctive relief by one or more of such distributors, or the failure by the Company to succeed on its claims against its former French distributor, could have a material adverse effect on the Company's business, financial condition and results of operations.

                  Former Cordis Employee Litigation. On October 6, 1997, the Company received notice that Cordis Corporation, a subsidiary of Johnson & Johnson ("Cordis"), had filed a claim in federal district court in Buffalo, New York against the Company and Charles J. Soles in connection with the Company's hiring of Mr. Soles and several other former Cordis employees. The complaint alleges breach of contract by Mr. Soles and tortious interference with Cordis' contractual rights by the Company. Cordis seeks preliminary and permanent injunctive relief, compensatory and punitive damages, attorneys' fees and other relief. The Company has answered the complaint and moved for summary judgment on the grounds that the agreement at issue is inapplicable and unenforceable as a matter of law. The District Court held a hearing on Cordis' motion for preliminary injunction in late October 1997, and further briefs and oral arguments are scheduled to be completed in December 1997. The Company has agreed to limit its contact with Mr. Soles pending the District Court's determination on preliminary injunctive relief.

                  U.S. Patent Litigation. On October 21, 1997, the Company received notice that it had been joined in a lawsuit by Cordis against Advanced Cardiovascular Systems, Inc., Guidant Corporation, Boston Scientific Corporation and SCIMED Life Systems, Inc. in federal district court in Delaware. Cordis alleges, among other things, that the Company, upon receipt of regulatory approvals, will begin selling in the United States stents which infringe on certain patents of Cordis. The complaint seeks declaratory and injunctive relief, unspecified damages, attorneys fees and other relief. On November 6, 1997, the Company filed a motion to dismiss Cordis' complaint. The Company believes that it has meritorious defenses to the claims alleged by Cordis in the action. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products in the United States, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Overview

                  The  statements  contained  in this  Form  10-Q  that  are not historical  are  forward-looking  statements  within the  meaning of
            Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements made herein include, without limitation, statements regarding the extent and timing of new product introductions, competition, regulatory approvals, manufacturing scale-up, expenditures and margin levels, and the establishment of direct sales forces in targeted countries. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional risk factors include those discussed in the reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K.

                  The   Company   is  engaged   in  the   design,   development,
            manufacturing and marketing of stent systems and percutaneous transluminal coronary angioplasty ("PTCA") catheters designed to be utilized in connection with less invasive treatment of cardiovascular disease. The Company began commercial sales of its PTCA catheters in October 1993, its coronary stent systems in October 1994, and its peripheral stent systems in December 1996. The Company's products are currently commercially sold only outside of the United States, primarily in Europe and Japan. In April 1996, the Company began its first direct sales operation in Europe, and currently it has direct operations in each of France, Germany, the Netherlands (servicing the Benelux countries), Switzerland and the United Kingdom. In June 1997, the Company's Japanese distributor received regulatory approval for the sale in Japan of the Company's coronary stent systems; however, as of the date hereof, such distributor had not yet received the related reimbursement approval. The Company does not expect reimbursement approval in Japan prior to December 1997, and there can be no assurance when or if such approval will be obtained.

                  In August 1997,  the Company  submitted a pre-market  approval
            ("PMA") application to the United States Food and Drug Administration (the "FDA") in connection with its ongoing efforts to gain approval to begin commercial sales of its coronary stent systems in the United States. Clinical studies under an investigational device exemption are ongoing with certain of the Company's products. The Company does not expect FDA approval of its coronary stent systems for sale in the United States prior to 1998, and there can be no assurance when or if such approval will be obtained. As a result, the Company expects international sales to account for substantially all of its revenues until at least 1998. The Company has incurred, and expects to continue to incur, substantial clinical research and other costs in connection with obtaining regulatory approvals for its stent systems in the United States and other countries.

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

                  Until April 1996,  substantially  all of the  Company's  sales were to  international  distributors  who resell  products to health care providers. The Company terminated its relationship with distributors in Germany and the United Kingdom in April and May 1996, respectively, and in France, Switzerland, Belgium and The Netherlands effective September 30, 1996. Moreover, in October 1997 the Company established a direct sales force in Canada and largely completed the development of a sales force in the United States for the direct sales of its coronary stent systems there if and when such sales are approved by the FDA. The Company believes that the establishment and maintenance of direct sales forces in Canada, France, Germany, the Netherlands (servicing the Benelux countries), Switzerland, the United Kingdom and the United States has required and will continue to require significant ongoing expenditures, additional management resources and has resulted, and may continue to result, in additional costs to eliminate existing distributor relationships (including costs relating to litigation with former distributors). See Note 5 to the unaudited Condensed Consolidated Financial Statements in Item 1.

                  Generally,  the Company manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. The Company developed a significant short-term backlog during January 1997 in connection with the scale-up of manufacturing of its GFX(TM) stent product. Such backlog was significantly reduced during the same fiscal quarter in which it arose. Upon receipt of the necessary regulatory approvals, the Company intends to market over-the-wire models of its stent systems in the United States, unlike the rapid exchange models generally manufactured for international markets. There can be no assurance that the Company will be successful in scaling up production of new or modified products or that it will not experience manufacturing difficulties or develop backlogs in the future, particularly with respect to the potentially significant demands of the U.S. market. The Company has begun to produce inventory for the short-term supply of the potential U.S. market, and it has begun construction of a 130,000 square foot building adjacent to its corporate headquarters in Santa Rosa, California, at an estimated cost of $20 million, which, when completed, will be largely devoted to manufacturing activities. However, there can be no assurance that such new manufacturing facility will be completed in time to allow the Company to adequately supply the potentially significant demands of the U.S. market on a long-term basis, nor that such new facility will pass regulatory inspection for compliance with applicable U. S. and international regulations.

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

            Results of  Operations - Three Months Ended  September  30, 1997 and
            1996

                  Net sales.  For the three months ended September 30, 1997, net sales increased to $26.3 million from $18.6 million in the comparable period in fiscal 1997. The increase in net sales was due to significant increases in sales of the Company's stent systems, particularly the GFX family of products. The GFX was released in certain countries internationally in September 1996, and the GFX 2.5(TM) and the GFX XL(TM) were released in certain countries internationally in June 1997.

                  The Company  anticipates that stent system sales will continue to constitute the vast majority of total net sales. In the second quarter of fiscal 1997 the Company began selling directly in France, Switzerland, and the Netherlands (to service the Benelux countries). In the three months ended September 30, 1997, these direct sales operations, together with those established previously in Germany and the United Kingdom, produced a significant portion of the Company's total net sales. All other commercial sales made by the Company were to unaffiliated distributors, with a significant portion of total net sales for the three months ended September 30, 1997 attributable to stocking orders by the Company's Japanese distributor.

                  The increasing  number of devices in the  international  stent market and the desire of companies to obtain market share has resulted in increased price competition, particularly in the second and third quarters of fiscal 1997. Such competition has, in the past, caused the Company to reduce prices on its stent systems. If the Company is forced to effect further price reductions, such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors.

                  Cost of Sales.  Cost of sales increased to $5.5 million in the three months ended September 30, 1997 from $2.9 million in the comparable period in fiscal 1997, and increased as a percentage of net sales to 21% in the fiscal 1998 period from 16% in the fiscal 1997 period. The increase in absolute dollars during the three-month period was primarily a result of the increased volume of products sold and to a lesser extent, the costs of additional manufacturing capacity and personnel necessary to support increased sales volume. The increase as a percentage of net sales during the three-month period was primarily the result of lower unit pricing compared to the prior period.

                  The Company  expects  cost of sales to continue to increase in absolute dollars as the Company increases the volume of products sold and adds additional manufacturing capacity and personnel.

                  Research and Development.  Research and development  expenses, which include clinical study and regulatory costs, increased to $5.5 million in the three months ended September 30, 1997 from $1.9 million in the comparable period in fiscal 1997, and increased as a percentage of net sales to 21% in the fiscal 1998 period from 10% in the fiscal 1997 period. The increase in absolute dollars and as a percentage of net sales during the three-month period was primarily due to the addition of research and development personnel, increased levels of spending in connection with clinical studies relating to the GFX, the Micro Stent II and Micro Stent II XL systems and costs incurred in connection with the development of additional products.

                  The  Company  expects  research  and  development  expenses to continue to increase in absolute dollars as the Company increases clinical trial activities and pursues development of next generation products.

                  Selling,  General  and  Administrative.  Selling,  general and administrative expenses increased in absolute dollars to $7.5 million in the three months ended September 30, 1997 from $3.1 million in the comparable period in fiscal 1997, and increased as a percentage of net sales to 29% in the 1998 period from 17% in the 1997 period. The increase during the three-month period in absolute dollars and as a percentage of sales primarily reflected additional costs of marketing and other personnel necessary to support the Company's higher level of operations, including the commencement of direct sales operations in France, The Netherlands (servicing the Benelux countries), and Switzerland in the second quarter of fiscal 1997. Additionally, the increase reflects increased legal costs relating primarily to litigation with former shareholders of
            Endothelial Support Systems, Inc., subsequently known as Endovascular Support Systems, Inc. ("ESS"), and certain distributor terminations, which together resulted in related legal expenses of $1.3 million during the quarter.

                  The Company expects selling,  general and administrative costs to continue to increase in absolute dollars in the future primarily due to increased levels of sales, product support and manufacturing operations (particularly with respect to increased levels of sales operations in the United States already developed in anticipation of FDA approval, although there can be no assurance of such approval), as well as increases in finance, legal and administrative costs relating to public company obligations, and ongoing litigation.

                  Interest and Other Income.  The Company had interest and other income of $1.0 million in the three months ended September 30, 1997, compared to $1.3 million in the comparable period in fiscal 1997. The decrease during the three-month period was primarily due to certain real property rental income earned, and greater short-term investment balances, in the prior period.

                  Provision for Income Taxes. The Company's provision for income taxes was $3.1 million in the three months ended September 30, 1997, compared to $4.2 million in the comparable period in fiscal 1997. The decrease in this provision during the three-month period was a result of the Company's lower earnings during the fiscal 1998 period.

                  Net Income.  The Company  had net income of $5.7  million,  or
            21.7% of net sales, in the three months ended September 30, 1997 compared to net income of $7.8 million, or 41.9% of net sales, for the comparable period in fiscal 1997.

            Liquidity and Capital Resources

                  Net cash provided by operating activities was $9.5 million for the three months ended September 30, 1997. Excluding the effect of transactions in short-term investments, the Company had net cash provided by operating activities of $4.9 million for the three-month period, principally arising as a result of positive net income for the period. Cash, cash equivalents and short-term investments totaled $85.3 million at September 30, 1997 as compared to $87.2 million at June 30, 1997. Working capital decreased to $112.5 million at September 30, 1997 as compared to $114.5 million at June 30, 1997. Inventories increased to $10.8 million at September 30, 1997 from $7.3 million at June 30, 1996, primarily due to increased product inventories in preparation for the commencement of commercial sales in Japan and the United States. Included in accounts receivable at September 30, 1997 is approximately $2.4 million due from former distributors of the Company that have threatened or commenced litigation in connection with the termination of distribution relationships. The Company has commenced litigation against such terminated distributors to collect such amounts. See Note 5 to the Condensed Consolidated Financial Statements in Item 1. The Company expects accounts receivable and inventories to increase in absolute dollar amounts as sales increase.

                  In  August  1997,  the  Company  entered  into a  bank  credit agreement  for a  revolving  credit  facility of $20  million.  Such revolving credit facility is secured by certain of the Company's short-term investments and is due and payable on August 31, 1998. The bank credit agreement contains no material restrictive covenants. As of September 30, 1997, the Company had drawn down approximately $2.4 million of such revolving credit facility. The interest rate on such facility is LIBOR plus one-half of one percent.

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

PART II           OTHER INFORMATION


                  Item 1.    Legal Proceedings

                                    Reference is made to Note 5 to the Condensed
                             Consolidated  Financial  Statements  in  this  Form
                             10-Q.


                  Item 2.    Change in Securities and Use of Proceeds

                                    The   effective   date   of  the   Company's
                             registration statement filed on Form S-1 under the Securities Act of 1933 (No. 333-00824) was April 2, 1996 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on April 2, 1996 and all securities were sold in the offering. The managing underwriters for the offering were Cowen & Company, Bear, Stearns & Co. Inc. and J.P. Morgan & Co.

                                    Pursuant to the Registration Statement,  the
                             Company sold 4,250,000 shares of Common Stock for its own account, for an aggregate offering price of $89,250,000, and 1,500,000 shares of Common Stock for the account of certain selling stockholders, for an aggregate offering price of $31,500,000.

                                    The    Company    incurred    expenses    of
                             approximately $7,897,500 in connection with the offering, of which $6,247,500 represented underwriting discounts and commissions and $1,650,000 represented estimated other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses was approximately $81,352,000.

                                    The   Company    has   used    approximately
                             $12,800,000 of the net proceeds of the offering, of which $6,200,000 represents payments relating to the construction of plant, building and facilities and $6,600,000 represents payments relating to the purchase of real estate. All such payments were direct or indirect payments to others. All other net proceeds of the offering have been invested in various short-term investments. The use of the proceeds of the offering does not represent a material change in the use of proceeds described in the prospectus that formed a part of the Registration Statement.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)         Exhibits


                             11.1 Statement regarding calculation of net income per share.

                             27        Financial Data Schedule.

                  (b)         Reports on Form 8-K

                             No reports on Form 8-K were filed during the three months ended September 30, 1997.

                             On October 23, 1997, the Company filed a Form 8-K with respect to its being named as an additional defendant, along with Boston Scientific Corporation and SciMed Life Systems, Inc., in a lawsuit originally filed by Cordis Corporation against Guidant Corporation and Advanced Cardiovascular Systems, Inc. in federal district court in
                             Delaware. The lawsuit alleges infringement or potential infringement of one or more U.S. patents held by Cordis.

                             Report Date: October 21, 1997
                             Filing Date: October 23, 1997
                             Item 5 - Other Events
                             Item 7 - Exhibits

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ARTERIAL VASCULAR ENGINEERING, INC.



Date: November 11, 1997      /s/ John D. Miller
                             -------------------------------------------
                             John D. Miller
                             Vice President of Finance, Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
-------

11.1              Statement regarding computation of net income per share.

27                Financial Data Schedule