Form 10-Q
period 1997-12-31
ARTERIAL VASCULAR ENGINEERING INC
filed 1998-01-16
CIK 1007047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                         Commission file number 0-27802

                       ARTERIAL VASCULAR ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                         94-3144218
(State of incorporation)                    (I.R.S. Employer Identification No.)

3576 Unocal Place, Santa Rosa, California                 95403
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

Class                                          Outstanding
Common Stock, $0.001 par value                 31,283,674 as of January 13, 1998


                                                 INDEX TO FORM 10-Q




                                                                                                                Page
                                                                                                                ----
PART I          FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets as of December 31, 1997                          3
                                 and June 30, 1997

                           Condensed Consolidated Statements of Operations for the three                          4
                                 and six months ended December 31, 1997 and 1996

                           Condensed Consolidated Statements of Cash Flows for the                                5
                                 six months ended December 31, 1997 and 1996

                           Notes to Condensed Consolidated Financial Statements                                   6

                Item 2.    Management's Discussion and Analysis of Financial Condition                           13
                                 and Results of Operations


PART II         OTHER INFORMATION

                Item 1.    Legal Proceedings                                                                     19

                Item 2.    Change in Securities and Use of Proceeds                                              19

                Item 4.    Submissions of Matters to a Vote of Security Holders                                  20

                Item 6.    Exhibits and Reports on Form 8-K                                                      20


SIGNATURES                                                                                                       22

                                                         2

PART I          FINANCIAL INFORMATION

         Item 1.     Financial Statements

                           ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                               (In thousands)

                                                                            December 31,         June 30,
                                                                                1997               1997
                                                                            -------------      -------------
                                                  ASSETS
Current assets:
     Cash and cash equivalents                                                $  14,471          $  25,036
     Short-term investments                                                      68,920             62,192
     Trade accounts receivable, net                                              34,778             22,850
     Inventories                                                                 13,590              7,302
     Deferred income tax                                                          2,413              2,413
     Prepaid expenses and other current assets                                    6,074              4,472
                                                                            -------------      -------------
        Total current assets                                                    140,246            124,265
Deferred income tax                                                               1,598              1,598
Property, plant and equipment, net                                               41,666             21,759
Purchased technology, net                                                           292                357
                                                                            -------------      -------------
        Total assets                                                           $183,802           $147,979
                                                                            =============      =============


                                                LIABILITIES
Current liabilities:
     Short-term borrowings                                                   $   10,148         $        -
     Accounts payable                                                             7,933              4,035
     Accrued expenses                                                             8,417              5,744
     Income taxes payable                                                           995                  -
                                                                            -------------      -------------
        Total current liabilities                                                27,493              9,779
                                                                            -------------      -------------


                                           STOCKHOLDERS' EQUITY
Common stock                                                                         31                 31
Additional paid-in capital                                                       97,974             93,021
Treasury stock                                                                     (390)              (390)
Cumulative translation adjustment                                                (1,672)            (1,364)
Retained earnings                                                                60,366             46,902
                                                                            -------------      -------------
        Total stockholders' equity                                              156,309            138,200
                                                                            -------------      -------------
        Total liabilities and stockholders' equity                             $183,802           $147,979
                                                                            =============      =============

                                              See accompanying notes

                                                         3

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                          Three Months Ended                    Six Months Ended
                                                             December 31,                         December 31,
                                                     -----------------------------        ------------------------------
                                                        1997              1996               1997              1996
                                                     -----------       -----------        ------------      ------------
Net sales                                               $38,303           $18,228             $64,565           $36,796
Cost of sales                                             7,656             3,733              13,145             6,644
                                                     -----------       -----------        ------------      ------------
Gross profit                                             30,647            14,495              51,420            30,152
                                                     -----------       -----------        ------------      ------------

Operating expenses:
     Research and development                             7,920             2,259              13,398             4,114
     Selling, general and administrative                 11,897             6,204              19,414             9,335
                                                     -----------       -----------        ------------      ------------
        Total operating expenses                         19,817             8,463              32,812            13,449
                                                     -----------       -----------        ------------      ------------
Operating income
                                                         10,830             6,032              18,608            16,703
Interest and other income                                 1,099             1,054               2,106             2,329
                                                     -----------       -----------        ------------      ------------
Income before provision for income taxes                 11,929             7,086              20,714            19,032
Provision for income taxes                                4,175             2,480               7,250             6,661
                                                     -----------       -----------        ------------      ------------
Net income                                             $  7,754          $  4,606             $13,464         $  12,371
                                                     ===========       ===========        ============      ============

Net income per share--basic                           $    0.25          $   0.15           $    0.43         $    0.40

Net income per share--diluted                         $    0.24          $   0.15           $    0.42         $    0.39

Shares used to calculate net income per share:
         Basic                                           31,215            30,959              31,140            30,910
         Diluted                                         32,503            31,590              32,370            31,611


                                              See accompanying notes

                                                         4

                            ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                               (In thousands)

                                                                                      Six Months Ended
                                                                                        December 31,
                                                                                -----------------------------
                                                                                   1997              1996
                                                                                -----------       -----------
Cash flows from operating activities:
     Net income                                                                 $  13,464          $ 12,371
     Adjustments to reconcile net income to net cash
        used in operating activities:
            Depreciation and amortization                                           1,549               736
            Provision for doubtful accounts                                         1,415               111
            Provision for obsolete inventory                                           97                13
            Amortization of deferred compensation                                       -                27
            Income tax reduction relating to stock plans                            3,867               763
            Changes in assets and liabilities:
                Short-term investments                                             (6,729)          (30,737)
                Accounts receivable                                               (13,582)           (5,566)
                Inventories                                                        (6,454)           (2,602)
                Prepaids and other current assets                                  (1,912)             (281)
                Accounts payable                                                    3,911               654
                Accrued liabilities                                                 2,723               467
                Income taxes payable                                                1,289            (5,625)
                                                                                -----------       -----------
                   Net cash used in operating activities                             (362)          (29,669)
                                                                                -----------       -----------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                                 (21,425)           (7,761)
                                                                                -----------       -----------
                   Net cash used in investing activities                          (21,425)           (7,761)
                                                                                -----------       -----------

Cash flows from financing activities:
     Increase in short-term borrowings                                             10,148                -
     Proceeds from issuance of common stock                                         1,086                50
     Acquisition of treasury stock                                                      -              (390)
                                                                                -----------       -----------
                   Net cash provided by (used in) financing activities             11,234              (340)
                                                                                -----------       -----------

Effect of exchange rate changes on cash and cash equivalents                          (12)             (149)

Net decrease in cash and cash equivalents                                         (10,565)          (37,919)
Cash and cash equivalents, at beginning of period                                  25,036            59,238
                                                                                -----------       -----------
Cash and cash equivalents, at end of period                                      $ 14,471          $ 21,319
                                                                                ===========       ===========

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

                    Operating results for the three- and six-month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

2.         Inventories (in thousands):
                                                 December 31,       June 30,
                                                    1997              1997
                                                ------------      -----------

                           Raw materials        $     1,933       $      925
                           Work in process            4,414            3,044
                           Finished goods             7,243            3,333
                                                ------------      -----------
                                                $    13,590       $    7,302
                                                ============      ===========

3.         Computation of Net Income Per Share

                    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.         Stock Repurchase Program

                  During  the  first  quarter  of  fiscal  1997,  the  Board  of
            Directors authorized a stock repurchase program pursuant to which the Company may repurchase shares of its common stock with an aggregate value of up to $10 million. The repurchases were made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. In November 1997 the program was discontinued by the Board of Directors. As of the termination of the program, the Company had repurchased 30,000 shares of its common stock at an aggregate cost of $390,000.

5.         Contingencies

                  ESS Litigation. Effective as of October 1992, a subsidiary of the Company purchased substantially all the assets of Endothelial
           Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS") in consideration of certain royalty payments payable by the Company based on the net sales of products using or adapted from such assets. The Company was informed that the shareholders of ESS ratified the transaction on May 27, 1993. The purchased assets included an application for a stent patent which resulted in a patent owned by the Company. Following such asset purchase, the Company between June 1993 and March 1995 purchased in several transactions 100% of the shares of capital stock of ESS from its shareholders in consideration of shares of common stock of the Company and, in certain instances, other consideration, and ESS was merged into the Company. In June 1996, the Company received notice of a lawsuit filed by Dr. Azam Anwar and Benito Hidalgo, each of whom is a former shareholder of ESS (who together held approximately 48% of ESS's outstanding shares of common stock) and each of whom currently holds shares of common stock of the Company, in the District Court of Dallas County, Texas. The suit names as defendants the Company, Bradly A. Jendersee and John D. Miller, each a director, officer and principal stockholder of the Company, Dr. Simon H. Stertzer, a director and principal stockholder of the Company, and Dr. Gerald Dorros, a principal stockholder of the Company. In January 1997, the plaintiffs filed an amended petition alleging common law fraud, negligent misrepresentation, securities fraud pursuant to the Texas Securities Act, fraud pursuant to the Texas Business and Commercial Code, control person liability, aider and abetter liability of the individual defendants, civil conspiracy, breach of fiduciary duty, and constructive fraud in connection with the Company's acquisition of ESS and the Company's acquisition of shares of ESS capital stock from the plaintiffs. The plaintiffs seek $395 million in damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS, punitive damages, interest and attorneys' fees and other relief. On February 10 and 12, 1997, the court overruled defendants' special appearances and denied motions objecting to jurisdiction, motions to dismiss based on forum non conveniens, and motions to abate or stay the Texas proceedings. The defendants, including the Company, have filed an answer denying the plaintiffs' claims, and also filed a counterclaim against the plaintiffs. The counterclaim alleges claims against Mr. Hidalgo for specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief based on comparative indemnity, contribution and absence of fraud. The counterclaim alleges claims against

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


           Dr. Anwar for intentional and negligent interference with contract, equitable estoppel and declaratory relief based on absence of fraud. A trial date of February 1, 1998 had been scheduled for the Texas action. As of the date of this Form 10-Q, however, the trial date had been continued for at least three weeks, and the parties were discussing whether to continue such date further and to drop the
           Consolidated Action (as defined below) in California. The Company believes it has meritorious defenses to the claims alleged by the plaintiffs, and that it has meritorious claims against the plaintiffs, in the Texas action. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                  U.S. Patent Litigation. Two of the Company's competitors have filed claims against the Company with respect to their alleged intellectual property rights. The Company has filed for declatory and injunctive relief in connection with one of the claims.

                  On October 21, 1997, the Company received notice that it had been named as an additional defendant, along with Boston Scientific Corporation and SCIMED Life Systems, Inc., in a lawsuit originally filed by Cordis Corporation ("Cordis") against Guidant Corporation and Advanced Cardiovascular Systems, Inc. in federal district court in Delaware. Cordis alleges, among other things, that the sale by the Company of its stents in the United States would infringe on certain patents licensed by Cordis. The complaint seeks declaratory and injunctive relief, unspecified damages, attorneys' fees and other relief. On November 6, 1997, the Company filed a motion to dismiss Cordis' complaint. The Company believes that it has meritorious defenses to the claims alleged by Cordis in the action. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products in the United States, could have a material adverse effect on the Company's business, financial condition and results of operations.

                  On December 24, 1997, the Company received notice that Advanced Cardiovascular Systems, Inc. ("ACS"), a subsidiary of Guidant Corporation, had filed a lawsuit against the Company in federal district court in San Jose, California. ACS alleges, among other things, that the Company is selling in the United States stents that infringe on certain patents of ACS. The complaint seeks injunctive relief, unspecified damages, attorneys' fees and other relief. The Company believes that it has meritorious defenses to the claims alleged by ACS in the action. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products in the United States, could have a material adverse effect on the Company's business, financial condition and results of operations.

                  On December 26, 1997, the Company filed an action against Johnson & Johnson, Cordis and Expandable Grafts Partnership in federal district court in Delaware. The action seeks (i) a declaration that certain patents are invalid, void, unenforceable and not infringed by the Company's activities with respect to its stent systems in the United States, (ii) an injunction prohibiting the defendants from asserting infringement of such patents against the Company and (iii) a declaration that the defendants have violated certain antitrust laws. The Company believes that it has meritorious claims against the defendants. However, no assurance can be given as to the outcome of the action.

                  Claims of Terminated Distributors. In connection with the Company's termination of certain distributor relationships, several of such distributors have filed claims against the Company with respect to such terminations.

                  In November 1996, in connection with the Company's termination
           of  its   distribution   relationship   with   Alfatec-Medicor   N.V.
           ("Alfatec-Medicor")  and Medicor

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


           Nederland B.V. ("Medicor Nederland") in Belgium and The Netherlands, respectively, effective September 30, 1996, the Company received notice of a lawsuit filed by Alfatec-Medicor in the Second Chamber of the Commercial Court of Brussels, Belgium, alleging insufficient notice of termination of a distribution agreement between the parties, promotion costs, personnel restructuring claims and additional compensation. Alfatec-Medicor seeks compensation of BF189,389,135 (approximately $5.1 million using current exchange rates), of which BF30,000,000 (approximately $810,000) is sought as a provisional payment. The Company has entered counterclaims for $257,000 in unpaid accounts receivable and has requested from Alfatec-Medicor information that would support its claims for indemnification, but has not yet received such information. Following a hearing on April 18, 1997, the court postponed further consideration of the matter until the parties have conducted an appropriate exchange of information and prepared written pleadings. A pleadings hearing is scheduled for April 24, 1998. On February 20, 1997, the Company commenced an action against Medicor Nederland before the Amsterdam District Court for payment of $269,000 in unpaid accounts receivable. On July 23, 1997, Medicor Nederland filed a statement of defense and entered a counterclaim for DG2,284,379 (approximately $1.1 million using current exchange rates) on the grounds of insufficient notice of termination of a distribution agreement between the parties and unjust enrichment. On October 29, 1997, the Company filed a reply and answer to the counterclaim. On December 24, 1997, Medicor Nederland filed a statement of rejoinder and reply to the counterclaim.

                  On August 19, 1996, in connection with the Company's termination of its distribution relationship in Switzerland with Medicor AG, effective September 30, 1996, such distributor filed an action against the Company in the United States District Court for the Northern District of California alleging breach of written, oral and implied-in-fact contracts, inducement to breach an employment contract with one of such distributor's employees, intentional interference with contractual relations, intentional and negligent interference with prospective economic advantage, misappropriation of trade secrets, and intentional and negligent misrepresentation. On October 11, 1996, the court denied the distributor's request for preliminary and temporary injunctive relief. On January 30, 1997, the court entered an order dismissing the entire action on forum non conveniens grounds. As part of the dismissal, AVE has agreed to submit to the jurisdiction of the appropriate forum in Switzerland, waive any defense of statute of limitations to any substantially similar claims made there, make available witnesses and documents there and satisfy any judgment entered against it there. The distributor has appealed the court's dismissal of the action. On January 27, 1997, the Company filed an action in the debt collection office of Cham, Switzerland against the distributor for $93,000 plus accrued interest in connection with unpaid accounts receivable from the distributor relationship. The distributor obtained a preliminary stay on the debt collection proceedings and a hearing with respect to the Company's motion to lift such stay was held on March 11, 1997. On July 14, 1997, the District Court of Zug denied the Company's motion to lift such stay in a summary proceeding. The Company is in the process of filing a claim in ordinary court proceedings with the District Court of Zug to have the stay lifted and to be compensated for attorneys' fees incurred by the Company in the U.S. proceedings.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


                  In connection with the Company's termination of its distribution relationship in France with Medi Service, S.A.R.L./Fournitures Hospitalieres S.A. effective September 30, 1996, the Company received notice from such distributor that it had filed an action before the Tribunal de Grande Instance of Mulhouse in France seeking compensation for breach of an alleged exclusive distribution agreement for an indeterminate period between the parties. The action included a claim for compensation equal to the total value of such distributor's business, which the distributor valued at FF400,000,000 (approximately $67 million using current exchange rates). The Company counterclaimed for unpaid accounts receivable of approximately $1.8 million and for damages for abusive legal proceedings. On September 23, 1996, the Tribunal rejected the distributor's claims for damages for unlawful termination as well as the Company's counterclaim for abusive legal proceedings. The Tribunal reserved judgement with respect to the repurchase of the distributor's inventory of AVE products and the payment of unpaid accounts receivable sought by the Company. The parties have submitted briefs on these issues and a procedural hearing was held on March 10, 1997, at which time the distributor filed an additional brief. A procedural hearing was held on May 9, 1997, at which time the Company added a counterclaim for unfair competition. Oral argument took place on December 15, 1997, and the Tribunal is expected to render its decision on February 2, 1998. On February 10, 1997, the distributor filed an appeal of the Tribunal's decision of September 23, 1996 with the Court of Appeals of Colmar, and the parties have exchanged briefs in the appellate proceeding.

                  The Company has terminated a distributor relationship in South Korea. The Company is in ongoing discussions with the distributor with respect to approximately $491,000 in accounts receivable due the Company, and the Company has filed a writ of attachment on certain of the distributor's assets in connection therewith.

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

                  Employee Hiring Litigation. In connection with the hiring by the Company of employees in the United States, several of the former employers of such employees have filed, or have threatened to file, claims against the Company with respect to alleged noncompetition obligations of such employees.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


                  On October 6, 1997, the Company received notice that Cordis Corporation, a subsidiary of Johnson & Johnson ("Cordis"), had filed a claim in federal district court in Buffalo, New York against the Company and Charles J. Soles in connection with the Company's hiring of Mr. Soles and several other former Cordis employees. The complaint alleges breach of contract by Mr. Soles and tortious interference by the Company with Cordis' alleged contractual rights. Cordis seeks preliminary and permanent injunctive relief, compensatory and punitive damages, attorneys' fees and other relief. The Company has answered the complaint and moved for summary judgment on the grounds that the agreement at issue is inapplicable and unenforceable as a matter of law. The District Court held a hearing on Cordis' motion for preliminary injunction in late October 1997, and further briefs and oral arguments were completed in December 1997. The Company has agreed to limit its contact with Mr. Soles pending the District Court's determination on preliminary injunctive relief. The Company believes that it has meritorious defenses to the claims alleged by Cordis in the action. However, no assurance can be given as to the outcome of the action.

                  On November 18, 1997, the Company received notice that United States Surgical Corporation, Inc. ("USSC"), had filed a claim in federal district court in Hartford, Connecticut against the Company in connection with the Company's hiring of Gregory F. Toso. The complaint alleges tortious interference with USSC's alleged contractual rights and unfair business competition. USSC seeks permanent injunctive relief, compensatory and punitive damages, attorneys' fees and other relief. The Company believes that it has meritorious defenses to the claims alleged by USSC in the action. However, no assurance can be given as to the outcome of the action.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Overview

                  The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of
           Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements made herein include, without limitation, statements regarding manufacturing scale-up, the intellectual property positions of competitors, the anticipated outcome of litigation, the extent and timing of new product introductions, future revenues, customer demand, competition, pricing pressure, regulatory approvals, expenditures and margin levels, and the establishment of direct sales forces in targeted countries. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional risk factors include those discussed in the reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K.

                  The   Company   is  engaged   in  the   design,   development,
            manufacturing and marketing of stent systems and percutaneous transluminal coronary angioplasty ("PTCA") catheters designed to be utilized in connection with less invasive treatment of cardiovascular disease. The Company began commercial sales of its PTCA catheters in October 1993, its coronary stent systems in October 1994, and its peripheral stent systems in December 1996. In June 1997, the Company's Japanese distributor received regulatory approval for the sale in Japan of the Company's coronary stent systems; however, as of the date hereof, such distributor had not yet received the related reimbursement approval. The Company does not expect reimbursement approval in Japan prior to February 1998, and there can be no assurance when or if such approval will be obtained. In December 1997, the Company received a pre-market approval ("PMA") from the United States Food and Drug Administration (the "FDA") in connection with its commencement of commercial sales of its coronary stent systems in the United States. Prior to that time, international sales accounted for substantially all of the Company's revenues.

                  The Company has a limited history of operations. The increase in the Company's sales to date has primarily been due to greater demand for the Company's coronary stent systems. The Company believes that it is currently one of the leading providers of coronary stent systems internationally. In order to support increased levels of sales in the future and to augment its long term competitive position, the Company anticipates that it will be required to make continuing significant additional expenditures in manufacturing, research and development (including clinical study and regulatory costs), sales and marketing, and administration, both in absolute dollars and as a percentage of net sales. The Company also expects to incur significant legal expenses relating to ongoing litigation, including patent litigation.

                  Generally,  the Company manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. The Company developed a significant short-term backlog during January 1997 in connection with the scale-up of manufacturing of its GFX(TM) stent product. Such backlog was significantly reduced during the same fiscal quarter in which it arose. The Company is currently manufacturing over-the-wire models of its coronary stent systems for sale in the United States, unlike the rapid exchange models generally manufactured for international markets. There can be no assurance that the Company will be successful in scaling up production of new or modified products or that it will not experience manufacturing difficulties or develop backlogs in the future, particularly with respect to the potentially significant demands of the U.S. market. The Company has produced and continues to produce inventory for the short-term supply of the potential U.S. market, and is constructing a 130,000 square foot building adjacent to its corporate headquarters in Santa Rosa, California, at an estimated cost of $20 million, which, when completed, will be largely devoted to manufacturing activities. However, there can be no assurance that such new manufacturing facility will be completed in time, or will be sufficient, to allow the Company to adequately supply the potentially significant demands of the U.S. market on a long-term basis, or that such new facility or other potentially necessary facilities will pass regulatory inspection for compliance with applicable U. S. and international regulations.

                  Since the commencement of sales of its coronary stent systems in the United States, several of the Company's competitors have filed claims against the Company alleging, among other things, that such stent systems infringe on certain patents of such competitors. Although the Company continually reviews the scope of relevant U.S. and foreign patents and related litigation, the question of infringement involves complex legal and factual issues and is highly uncertain. There can be no assurance that any conclusion reached by the Company regarding infringement will be consistent with the resolution of such issue by a court. If the Company's products are determined to infringe such patents and it cannot obtain a license on commercially reasonable terms or modify its current technology or develop new products to avoid infringement, such outcome could require the Company to cease its commercial activities and sales of the affected products in the United States and could have a material adverse affect on the Company's business, financial condition and results of operations. See Note 5 to the unaudited Condensed Consolidated Financial Statements in Item 1.

                  The increasing  number of devices in the  international  stent market and the desire of companies to obtain market share has resulted in increased price competition, particularly in the second and third quarters of fiscal 1997. Such competition has, in the past, caused the Company to reduce prices on its stent systems. The Company expects that, as the stent industry develops, competition and pricing pressures will increase. If the Company is forced to effect further price reductions, such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors.

                  Until April 1996,  substantially  all of the  Company's  sales were to  international  distributors  who resell  products to health care providers. The Company terminated its relationship with distributors in Germany and the United Kingdom in April and May 1996, respectively, and in France, Switzerland, Belgium and The Netherlands effective September 30, 1996. Moreover, in October 1997 the Company established a direct sales force in Canada and largely completed the development of a sales force in the United States for the direct sales of its coronary stent systems. The Company believes that the establishment and maintenance of direct sales forces in Canada, France, Germany, the Netherlands (servicing the Benelux countries), Switzerland, the United Kingdom and the United States has required and will continue to require significant ongoing expenditures, additional management resources and has resulted, and may continue to result, in additional costs to eliminate existing distributor relationships (including costs relating to litigation with former distributors). See Note 5 to the unaudited Condensed Consolidated Financial Statements in Item 1.

                  The Company  anticipates  that its results of  operations  may fluctuate for the foreseeable future due to several factors, including variations in operating expenses, the costs and the outcome of litigation, competition (including pricing pressures), fluctuations in international currency exchange rates, costs of establishing direct sales operations, the timing of research and development expenses (including clinical trial related expenditures), the timing of new product introductions or transitions to new products, sales by distributors, the mix of sales among distributors and the Company's direct sales force, timing of regulatory and third party reimbursement approvals, the level of third-party reimbursement, the Company's ability to manufacture its products efficiently, and seasonal factors impacting the number of elective angioplasty or stent procedures. In addition, the Company's results of operations could be affected by the timing of orders from its distributors, changes in the Company's distributor network (including expenses in connection with termination of former distributors), the ability of the Company's distributors to effectively promote the Company's products and the ability of the Company to quickly and cost-effectively establish an effective direct sales force in targeted countries. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts. The Company has experienced, and may experience in one or more future quarters, operating results that are below the expectations of public market analysts and investors. In such event, the price of the Company's common stock has been, and would likely be, materially and adversely affected.

            Results of Operations - Three and Six Months Ended December 31, 1997 and 1996

                  Net sales.  For the three months ended  December 31, 1997, net sales increased to $38.3 million from $18.2 million in the comparable period in fiscal 1997. For the six months ended December 31, 1997, net sales increased to $64.6 million from $36.8 million in the comparable period in fiscal 1997. The increase in net sales was due to significant increases in sales of the Company's stent systems, particularly the GFX family of products. The GFX was released in certain countries internationally in September 1996, and the GFX 2.5(TM) and the GFX XL(TM) were released in certain countries internationally in June 1997.

                  The Company anticipates that coronary stent system sales will continue to constitute the vast majority of total net sales for the near future. In the second quarter of fiscal 1997 the Company began selling directly in France, Switzerland, and the Netherlands (to service the Benelux countries). In the three and six months ended December 31, 1997, these direct sales operations, together with those established previously in Germany and the United Kingdom, produced a significant portion of the Company's total net sales. On December 23, 1997, the Company received pre-market approval to commence sales of its coronary stent systems in the United States. The Company expects that its direct sales operations in the United States will produce a significant portion of the Company's total net sales in the future. All other commercial sales made by the Company were to unaffiliated distributors, with a significant portion of total net sales for the three and six months ended December 31, 1997 attributable to orders from the Company's Japanese distributor. The Company believes that it may be forced to effect price reductions, for one or more of its distributors in Asia as a result of the recent fluctuations in the exchange rates of many Asian currencies. Such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors.

                  Cost of Sales.  Cost of sales increased to $7.7 million in the three months ended December 31, 1997 from $3.7 million in the comparable period in fiscal 1997, and decreased as a percentage of net sales to 20.0% in the fiscal 1998 period from 20.5% in the fiscal 1997 period. Cost of sales increased to $13.1 million in the six months ended December 31, 1997 from $6.6 million in the comparable period in fiscal 1997, and increased as a percentage of net sales to 20.4% in the fiscal 1998 period from 18.1% in the fiscal 1997 period. The increase in absolute dollars during the three- and six-month periods, and the increase as a percentage of sales during the six-month period, was primarily a result of the increased volume of products sold and, to a lesser extent, the costs of additional manufacturing capacity and personnel necessary to support increased sales volume. The decrease as a percentage of net sales during the three-month period was primarily the result of leveraging certain fixed overhead expenses across a higher base of sales.

                  The Company  expects  cost of sales to continue to increase in absolute dollars as the Company increases the volume of products sold and adds additional manufacturing capacity and personnel.

                  Research and Development.  Research and development  expenses, which include clinical study and regulatory costs, increased to $7.9 million in the three months ended December 31, 1997 from $2.3 million in the comparable period in fiscal 1997, and increased as a percentage of net sales to 20.7% in the fiscal 1998 period from 12.4% in the fiscal 1997 period. Research and development expenses increased to $13.4 million in the six months ended December 31, 1997 from $4.1 million in the comparable period in fiscal 1997, and increased as a percentage of net sales to 20.8% in the fiscal 1998 period from 11.2% in the fiscal 1997 period. The increase in absolute dollars and in percentage of sales during the three- and six-month periods was primarily due to the addition of research and development personnel, increased levels of spending in connection with clinical studies relating to the GFX, the Micro Stent II and Micro Stent II XL systems and costs incurred in connection with the development of additional products.

                  The  Company  expects  research  and  development  expenses to continue to increase in absolute dollars as the Company increases clinical trial activities and pursues development of next generation products.

                  Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars to $11.9 million in the three months ended December 31, 1997 from $6.2 million in the comparable period in fiscal 1997, and decreased as a percentage of net sales to 31.1% in the 1998 period from 34.0% in the 1997 period. Selling, general and administrative expenses increased in absolute dollars to $19.4 million in the six months ended December 31, 1997 from $9.3 million in the comparable period in fiscal 1997, and increased as a percentage of net sales to 30.1% in the 1998 period from 25.4% in the 1997 period. The increase during the three- and six-month periods in absolute dollars, and the increase as a percentage of net sales for the six-month period, primarily reflected additional costs of marketing and other personnel necessary to support the Company's higher level of operations, including the commencement of direct sales operations in the United States in late December 1997. Additionally, the increase reflects increased legal costs relating primarily to litigation with former shareholders of Endothelial Support Systems, Inc., subsequently known as Endovascular Support Systems, Inc. ("ESS"), patent litigation and certain distributor terminations, which together resulted in related legal expenses of $1.3 million for the three months ended December 31, 1997. The decrease in percentage of sales for the three-month period was primarily the result of leveraging sales, general and administrative expenses across a higher base of sales.

                  The Company expects selling, general and administrative costs to continue to increase in absolute dollars in the future primarily due to increased levels of sales, product support and manufacturing operations, as well as increases in finance, legal and administrative costs relating to, among other things, ongoing litigation, including patent litigation.

                  Interest and Other Income.  The Company had interest and other income of $1.1 million in the three months ended December 31, 1997, compared to $1.1 million in the comparable period in fiscal 1997. The Company had interest and other income of $2.1 million in the six months ended December 31, 1997, compared to $2.3 million in the comparable period in fiscal 1997. The decrease during the six-month period was primarily due to greater short-term investment balances in the prior period.

                  Provision for Income Taxes. The Company's provision for income taxes was $4.2 million in the three months ended December 31, 1997, compared to $2.5 million in the comparable period in fiscal 1997. The Company's provision for income taxes was $7.2 million in the six months ended December 31, 1997, compared to $6.7 million in the comparable period in fiscal 1997. The increase in this provision during the three- and six-month periods was a result of the Company's higher earnings during the fiscal 1998 periods.

                  Net Income.  The Company  had net income of $7.8  million,  or
            20.2% of net sales, in the three months ended December 31, 1997 compared to net income of $4.6 million, or 25.3% of net sales, for the comparable period in fiscal 1997. The Company had net income of $13.5 million, or 20.9% of net sales, in the six months ended December 31, 1997 compared to net income of $12.4 million, or 33.6% of net sales, for the comparable period in fiscal 1997.

            Liquidity and Capital Resources

                  Net cash used in operating activities was $362,000 for the six months ended December 31, 1997. Excluding the effect of transactions in short-term investments, the Company had net cash provided by operating activities of $6.4 million for the six-month period, principally arising as a result of positive net income for the period. Cash, cash equivalents and short-term investments totaled $83.4 million at December 31, 1997 as compared to $87.2 million at June 30, 1997. Working capital decreased to $112.8 million at December 31, 1997 as compared to $114.5 million at June 30, 1997. Inventories increased to $13.6 million at December 31, 1997 from $7.3 million at June 30, 1996, primarily due to increased levels of sales activity. Included in accounts receivable at December 31, 1997 is approximately $2.4 million due from former distributors of the Company that have threatened or commenced litigation in connection with the termination of distribution relationships. The Company has commenced litigation against such terminated distributors to collect such amounts. See Note 5 to the Condensed Consolidated Financial Statements in Item 1. The Company expects accounts receivable and inventories to increase in absolute dollar amounts as sales increase.

                  In  August  1997,  the  Company  entered  into a  bank  credit agreement  for a  revolving  credit  facility of $20  million.  Such revolving credit facility is secured by certain of the Company's short-term investments and is due and payable on August 31, 1998. The bank credit agreement contains no material restrictive covenants. As of December 31, 1997, the Company had drawn down approximately $10.1 million of such revolving credit facility. The interest rate on such facility is LIBOR plus one-half of one percent.

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

                  Item 4.    Submission of Matters to a Vote of Security Holders

                             The Company's annual meeting of stockholders was held on October 29, 1997, to consider and vote upon four matters. The first matter related to the election of five director nominees: Bradly A. Jendersee, Scott J. Solano, John D. Miller, Dr. Simon H. Stertzer and Craig E. Dauchy. The votes cast and withheld for such nominees were as follows:

                             Name                       For          Withheld
                             ----                       ---          --------

                             Bradly A. Jendersee     27,395,212       97,144
                             Scott J. Solano         27,420,804       71,552
                             John D. Miller          27,395,062       97,294
                             Dr. Simon H. Stertzer   27,423,562       68,794
                             Craig E. Dauchy         27,420,892       71,464




                             The second matter related to the approval of an amendment to the Company's 1996 Equity Incentive Plan to increase the shares issuable thereunder by 1,000,000. 19,927,987 votes were cast for approval, 4,042,940 were cast against, and there were 18,952 abstentions and 3,502,477 broker nonvotes. The third matter related to the approval of the Company's 1997 Employee Stock Purchase Plan. 21,299,461 votes were cast for approval, 2,672,791 were cast against, and there were 17,627 abstentions and 3,502,477 broker nonvotes. The fourth matter related to the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for fiscal 1997. 27,479,867 votes were cast for approval, 5,462 were cast against and there were 7,027 abstentions.

                             Based  on  these  voting   results,   each  of  the
                             directors nominated was elected and the second, third and fourth matters were passed.

                  Item 6.    Exhibits and Reports on Form 8-K

                  (a)         Exhibits

                             10.32 Lease, dated as of October 29, 1997, between the Company and SBR Development concerning the facility at 7975 Cameron Center Drive, Building 200, Windsor, California.

                             10.33 Third Amendment, dated as of December 22, 1997, to that certain International Distributorship Agreement, dated as of January 22, 1997, as amended, between the Company and Japan Lifeline Co., Ltd. (Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.)

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



                       ARTERIAL VASCULAR ENGINEERING, INC.



Date:    January 15, 1998     /s/ John D. Miller
                              ------------------
                              John D. Miller
                              Vice President of Finance, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit


10.32 Lease, dated as of October 29, 1997, between the Company and SBR Development concerning the facility at 7975 Cameron Center Drive, Building 200, Windsor, California.

10.33 Third Amendment, dated as of December 22, 1997, to that certain International Distributorship Agreement, dated as of January 22, 1997, as amended, between the Company and Japan Lifeline Co., Ltd. (Confidential treatment requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended).

11.1              Statement regarding computation of net income per share.

27                Financial Data Schedule