Form 10-Q
period 1998-03-31
ARTERIAL VASCULAR ENGINEERING INC
filed 1998-04-24
CIK 1007047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Yes  X    No
   ----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding
Common Stock, $0.001 par value                   63,842,280 as of April 20, 1998

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of March 31,
                      1998 and June 30, 1997                                 3

                Condensed Consolidated Statements  of Operations for
                      the three and nine months ended March 31, 1998
                      and 1997                                               4

                Condensed Consolidated Statements of Cash Flows for
                      the nine months ended March 31, 1998 and 1997          5

                Notes to Condensed Consolidated Financial Statements         6

        Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    8


PART II OTHER INFORMATION

        Item 1. Legal Proceedings                                           16

        Item 2. Change in Securities and Use of Proceeds                    17

        Item 6. Exhibits and Reports on Form 8-K                            18


SIGNATURES                                                                  19

PART I FINANCIAL INFORMATION

         Item 1. Financial Statements

                                        ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)
                                                           (In thousands)

                                                                                                 March 31,                June 30,
                                                                                                   1998                     1997
                                                                                                 ---------                ---------
                                                               ASSETS
Current assets:
     Cash and cash equivalents                                                                   $  49,653                $  25,036
     Short-term investments                                                                         80,399                   62,192
     Accounts receivable, net                                                                       83,358                   22,850
     Inventories                                                                                     9,736                    7,302
     Deferred income tax                                                                             2,413                    2,413
     Prepaid expenses and other current assets                                                       6,472                    4,472
                                                                                                 ---------                ---------
        Total current assets                                                                       232,031                  124,265
Deferred income tax                                                                                  1,598                    1,598
Property, plant and equipment, net                                                                  52,465                   21,759
Purchased technology, net                                                                              260                      357
                                                                                                 ---------                ---------
        Total assets                                                                             $ 286,354                $ 147,979
                                                                                                 =========                =========


                                                             LIABILITIES
Current liabilities:
     Short-term borrowings                                                                       $  17,471                $    --
     Accounts payable                                                                                8,799                    4,035
     Accrued employee bonus                                                                         15,783                      387
     Accrued expenses                                                                               17,656                    5,357
     Income taxes payable                                                                           10,628                     --
                                                                                                 ---------                ---------
        Total current liabilities                                                                   70,337                    9,779
                                                                                                 ---------                ---------

                                                        STOCKHOLDERS' EQUITY
Common stock                                                                                            64                       62
Additional paid-in capital                                                                         115,743                   92,990
Treasury stock                                                                                        (390)                    (390)
Cumulative translation adjustment                                                                   (2,007)                  (1,364)
Retained earnings                                                                                  102,607                   46,902
                                                                                                 ---------                ---------
        Total stockholders' equity                                                                 216,017                  138,200
                                                                                                 ---------                ---------
        Total liabilities and stockholders' equity                                               $ 286,354                $ 147,979
                                                                                                 =========                =========

                                                       See accompanying notes

                                        ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                (In thousands, except per share data)

                                                                        Three Months Ended                    Nine Months Ended
                                                                             March 31,                            March 31,
                                                                   ---------------------------           ---------------------------
                                                                     1998              1997                1998               1997
                                                                   --------           --------           --------           --------
Net sales                                                          $141,203           $ 20,402           $205,768           $ 57,197
Cost of sales                                                        27,546              4,596             40,691             11,240
                                                                   --------           --------           --------           --------
Gross profit                                                        113,657             15,806            165,077             45,957
                                                                   --------           --------           --------           --------

Operating expenses:
     Research and development                                        11,212              3,186             24,611              7,300
     Selling, general and administrative                             35,656              6,363             55,070             15,698
                                                                   --------           --------           --------           --------
        Total operating expenses                                     46,868              9,549             79,681             22,998
                                                                   --------           --------           --------           --------

Operating income                                                     66,789              6,257             85,396             22,959
Interest and other income                                             1,343                871              3,449              3,200
                                                                   --------           --------           --------           --------
Income before provision for income taxes                             68,132              7,128             88,845             26,159
Provision for income taxes                                           25,890              2,495             33,140              9,155
                                                                   --------           --------           --------           --------
Net income                                                         $ 42,242           $  4,633           $ 55,705           $ 17,004
                                                                   ========           ========           ========           ========

Net income per share - basic                                       $   0.67           $   0.07           $   0.89           $   0.27

Net income per share - diluted                                     $   0.64           $   0.07           $   0.86           $   0.27

Shares used to calculate net income per share:
        Basic                                                        63,383             61,948             62,647             61,863
        Diluted                                                      65,684             63,176             65,055             63,207

                                                       See accompanying notes

                                        ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                           (In thousands)

                                                                                                          Nine Months Ended
                                                                                                               March 31,
                                                                                                    -------------------------------
                                                                                                      1998                   1997
                                                                                                    --------               --------
Cash flows from operating activities:
     Net income                                                                                     $ 55,705               $ 17,004
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Depreciation and amortization                                                              2,492                  1,149
            Provision for doubtful accounts                                                            5,929                    427
            Provision for obsolete inventory                                                             407                    (75)
            Amortization of deferred compensation                                                       --                       40
            Income tax reduction relating to stock plans                                              18,327                    823
            Changes in assets and liabilities:
                Short-term investments                                                               (18,207)               (29,335)
                Accounts receivable                                                                  (66,964)                (9,979)
                Inventories                                                                           (3,020)                (3,047)
                Prepaid expenses and other current assets                                             (2,352)                (2,226)
                Accounts payable                                                                       4,716                  1,659
                Accrued employee bonus                                                                15,396                   (171)
                Other accrued expenses                                                                12,392                  3,084
                Income taxes payable                                                                  10,927                 (5,630)
                                                                                                    --------               --------
                   Net cash provided by (used in) operating activities                                35,748                (26,277)
                                                                                                    --------               --------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                                                    (33,126)               (10,700)
                                                                                                    --------               --------
                   Net cash used in investing activities                                             (33,126)               (10,700)
                                                                                                    --------               --------

Cash flows from financing activities:
     Increase in short-term borrowings                                                                17,471                   --
     Proceeds from issuance of common stock                                                            4,428                     51
     Acquisition of treasury stock                                                                      --                     (390)
                                                                                                    --------               --------
                   Net cash provided by (used in) financing activities                                21,899                   (339)
                                                                                                    --------               --------

Effect of exchange rate changes on cash and cash equivalents                                              96                   (298)

Net increase (decrease) in cash and cash equivalents                                                  24,617                (37,614)
Cash and cash equivalents, at beginning of period                                                     25,036                 59,238
                                                                                                    ========               ========
Cash and cash equivalents, at end of period                                                         $ 49,653               $ 21,624
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

                    Operating results for the three- and nine-month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

2. Inventories (in thousands):

                                        March 31,      June 30,
                                          1998           1997
                                         ------         ------

                 Raw materials           $2,681         $  925
                 Work in process          2,555          3,044
                 Finished goods           4,500          3,333
                                         ------         ------
                                         $9,736         $7,302
                                         ======         ======


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

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

4.         Stock Split

                  On February 4, 1998, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a 100% stock dividend payable to stockholders of record at the close of business February 17, 1998. Distribution of the additional shares resulting from the stock split occurred on March 2, 1998. The stock split resulted in the issuance of approximately 32 million additional shares. All references in the accompanying consolidated financial statements to common shares and per-share amounts for the current and prior periods have been restated to reflect the stock split.

5.         Contingencies

                  Legal proceedings to which the Company is a party are discussed in Part I, Item 3 ("Legal Proceedings") in the Annual Report on Form 10-K and in the Company's quarterly reports on Form 10-Q for the periods ending September 30, 1997 and December 31, 1997. Material developments in such matters and certain other legal proceedings are discussed in Part II of this filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Overview

                  The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of
           Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements made herein include, without limitation, statements regarding manufacturing scale-up, the intellectual property positions of competitors, the anticipated outcome of litigation, the extent and timing of new product introductions, future revenues, customer demand, competition, pricing pressure, barriers to market entry, expansion of operations, risks of business combinations, regulatory approvals, expenditures and margin levels, and the establishment of direct sales forces in targeted countries. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional risk factors include those discussed in the reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K.

                  The Company is engaged in the design, development, manufacturing and marketing of stent systems and percutaneous transluminal coronary angioplasty ("PTCA") catheters designed to be utilized in connection with less invasive treatment of cardiovascular disease. The Company believes that it is currently one of the leading providers of coronary stent systems. The Company began commercial sales of its PTCA catheters in October 1993, its coronary stent systems in October 1994, and its peripheral stent systems in December 1996. In June 1997, the Company's Japanese distributor received regulatory approval for the sale in Japan of the Company's coronary stent systems, and in January 1998 the Company received the related reimbursement approval. In December 1997, the Company received a pre-market approval ("PMA") from the United States Food and Drug Administration (the "FDA") in connection with its commencement of commercial sales of its coronary stent systems in the United States. Prior to that time, international sales accounted for substantially all of the Company's revenues.

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

                  Generally, the Company manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. From time to time, however, the Company develops short-term backlogs in connection with the scale-up of manufacturing of its stent products. There can be no assurance that the Company will be successful in scaling up production of new or modified products or that it will not experience manufacturing difficulties or develop backlogs in the future, particularly with respect to the significant demands of the U.S. market. The Company is completing construction of a 130,000 square foot building at its corporate headquarters campus in Santa Rosa, California, which will be largely devoted to manufacturing activities. However, there can be no assurance that such new manufacturing facility will be sufficient to allow the Company to adequately supply the significant demands of the U.S. market on a long-term basis.

                  Since the commencement of sales of its coronary stent systems in the United States, several of the Company's competitors have filed claims against the Company alleging, among other things, that such stent systems infringe on certain patents of such competitors. Although the Company continually reviews the scope of relevant U.S. and foreign patents and related litigation, the question of infringement involves complex legal and factual issues and is highly uncertain. There can be no assurance that any conclusion reached by the Company regarding infringement will be consistent with the resolution of such issue by a court. If the Company's products are determined to infringe such patents and it cannot obtain a license on commercially reasonable terms or modify its current technology or develop new products to avoid infringement, the Company would be required to cease its sales of the affected products in the United States, which could have a material adverse affect on the Company's business, financial condition and results of operations. See Part II,
           Item 1.

                  The increasing number of devices in the international stent market and the desire of companies to obtain market share has resulted in increased price competition, particularly in the second and third quarters of fiscal 1997. Such competition has, in the past, caused the Company to reduce prices on its stent systems. The Company expects that, as the stent industry develops, competition and pricing pressures will increase. In particular, it is likely that the FDA will begin to use a streamlined PMA process once a sufficient number of similar coronary stent products have been cleared for commercial sale in the United States, and will permit coronary stent manufacturers to utilize a simplified clinical trial structure in obtaining marketing approval here as sufficient stent performance data enters the public domain. Thus, the regulatory barriers to entry in the United States coronary stent market that currently exist may, in the future, be lowered significantly with respect to both new market entrants and new products introduced by existing U.S. competitors. If the Company is forced to effect further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors.

                  The Company intends to expand its operations by promoting new or complementary products and by expanding the breadth and depth of its product offerings. Expansion of the Company's operations in this manner would require significant additional expense as well as substantial managerial, financial and operational resources. Furthermore, gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new product or business launched by the Company that is not favorably received by customers may damage the Company's reputation or the AVE brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded product offerings to offset its costs could have a material adverse effect on the Company's business, financial condition and results of operations.

                  The Company may choose to expand its operations or market presence by entering into business combinations, acquisitions, investments, joint ventures or other strategic alliances with third parties. Any such transaction would be accompanied by the risks commonly associated with such transactions, such as the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. There can be no assurance that the Company would be successful in overcoming these risks or any other potential problems encountered in connection with such business combinations, acquisitions, investments, joint ventures or other strategic alliances, or that such transactions would not have a material adverse effect on the Company's business, financial condition and results of operations.

                  Until April 1996, substantially all of the Company's sales were to international distributors who resell products to health care providers. Since then, however, the Company has established direct sales forces in Canada, France, Germany, the Netherlands (servicing the Benelux countries), Singapore, Switzerland, the United Kingdom and the United States (with respect to its coronary stent systems). The Company continually reviews its existing distributor arrangements and expects from time to time to establish direct sales forces in other countries. The Company believes that the establishment and maintenance of direct sales forces has required and will continue to require significant ongoing expenditures and additional management resources and has resulted, and may continue to result, in additional costs to eliminate existing distributor relationships (including costs relating to litigation with former distributors).

                  The Company believes that its computer programs will not be adversely affected by the "Year 2000" problem, but it has not made an assessment of whether any of its customers, suppliers or service providers will be so affected. Failure of the Company's software or that of its customers, suppliers or service providers could have a material adverse effect on the Company's business, financial condition and results of operations.

                  The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including variations in operating expenses, the costs and the outcome of litigation, the Company's ability to manufacture its products efficiently, competition (including pricing pressures), the timing of new product introductions or transitions to new products, the costs of establishing direct sales operations, the timing of research and development expenses (including clinical trial related expenditures), timing of regulatory and third party reimbursement approvals, the level of third-party reimbursement, sales by distributors, the mix of sales among distributors and the Company's direct sales force, the fluctuations in international currency exchange rates, and seasonal factors impacting the number of elective angioplasty or stent procedures. In addition, the Company's results of operations could be affected by the timing of orders from its distributors, changes in the Company's distributor network (including expenses in connection with termination of former distributors), the ability of the Company's direct sales force and independent distributors to effectively promote the Company's products and the ability of the Company to quickly and cost-effectively establish an effective direct sales force in targeted countries. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years and substantial growth in the most recent quarter, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts. The Company has experienced, and may experience in one or more future quarters, operating results that are below the expectations of public market analysts and investors. In such event, the price of the Company's common stock has been, and would likely be, materially and adversely affected.

           Recent Developments

                  On April 10, 1998, the Company entered into an agreement to acquire the shares of outstanding common stock of World Medical Manufacturing Corporation, a Florida Corporation ("World Medical"). Under the terms of the agreement, World Medical's outstanding stock will be exchanged for, and its outstanding stock options converted into, stock and stock options of the Company valued at approximately $62 million. The exchange ratio will be determined in accordance with a formula based on the average price of Company common stock during a period prior to the closing of the acquisition, subject to certain adjustments. The Company expects to incur a significant one-time charge related to the acquisition, largely in connection with the write-off of in-process research and development. The acquisition is expected to be completed by July 1998 and is subject to the approval of shareholders of World Medical and certain other conditions.

                  For the three months ended March 31, 1998, the Company incurred an expense of $17.0 million in connection with a special general employee bonus. This special bonus was awarded because of the achievement of overall growth and performance goals by the Company, including the receipt in late December 1997 of a PMA from the FDA in connection with commercial sales by the Company of its coronary stent systems in the United States as well as the successful commencement of such domestic commercial sales. Of the total $17.0 million amount, $5.8 million was paid to employees in April, 1998, and the remainder is expected to be paid out in the near future. Although the Company may elect from time to time to pay additional quarterly employee bonuses in the future, the $17.0 million special general employee bonus is a non-recurring expense.

           Results of Operations - Three and Nine Months Ended March 31, 1998 and 1997

                  Net sales. For the three months ended March 31, 1998, net sales were $141.2 million, an increase of 592% from $20.4 million in the comparable period in fiscal 1997. For the nine months ended March 31, 1998, net sales were $205.8 million, an increase of 260% from $57.2 million in the comparable period in fiscal 1997. The increase in net sales for the three- and nine-month periods was primarily due to significant increases in net sales of the Company's Micro Stent II coronary stent systems in the United States and of GFX coronary stent systems in Japan. The Company first began sales of its coronary stent systems in the United States in late December 1997 and in Japan in June 1997. Outside of the United States, the GFX(TM) family of coronary stent systems was responsible for a substantial majority of the Company's net sales. The GFX(TM) was released in certain countries internationally in September 1996, and the GFX 2.5(TM) and the GFX XL(TM) were released in certain countries internationally in June 1997. In late March 1998, the Company released its GFX(TM) coronary stent systems in the United
           States. The Company expects that coronary stent system sales, particularly of the Company's GFX(TM) family of products, will constitute the vast majority of total net sales in the near future.

                  The Company experienced sales growth in all of its major markets, including the United States, Europe, and Japan. Net sales in the United States for the three months ended March 31, 1998 were $105.9 million, an increase of $103.0 million, or 3,578%, from $2.9 million for the three months ended December 31, 1997. The Company received in late December 1997 a PMA from the FDA in connection with its commencement of commercial sales of its coronary stent systems in the United States. The Company expects that, in the future, the United States will continue to produce a significant portion of the Company's total net sales. Net sales in Europe (including both direct operations and independent distributors) for the three months ended March 31, 1998 were $19.6 million, an increase of $870,000, or 4.7%, from $18.7 million for the three months ended December 31, 1997. Net sales in Japan for the three months ended March 31, 1998 were $11.8 million, an increase of $474,000, or 4.2%, from $11.3 million for the three months ended December 31, 1997. No single customer (either in the United States or internationally) accounted for more than 10% of the Company's total net sales for the three months ended March 31, 1998.

                  The Company's increase in net sales for the three months ended March 31, 1998 reflected increases in unit volume and price stability for the Company's coronary stent systems in each of the United States and Japan. In other international territories, including Europe, the Company suffered slight price reductions during the period. These price reductions were attributable both to competitive pressures and, in those countries outside of the United States where the Company has direct sales operations, exchange rate fluctuations. If the Company is forced to effect further price reductions, such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors.

                  Cost of Sales. Cost of sales increased to $27.5 million in the three months ended March 31, 1998 from $4.6 million in the comparable period in fiscal 1997, and decreased as a percentage of net sales to 19.5% in the fiscal 1998 period from 22.5% in the fiscal 1997 period. Cost of sales increased to $40.7 million in the nine months ended March 31, 1998 from $11.2 million in the comparable period in fiscal 1997, and increased as a percentage of net sales to 19.8% in the fiscal 1998 period from 19.7% in the fiscal 1997 period. The increase in absolute dollars during the three- and nine-month periods, and the increase as a percentage of sales during the nine-month period, was primarily a result of the increased volume of products sold and, to a lesser extent, the costs of additional manufacturing capacity and personnel necessary to support increased sales volume and a $9.6 million special general employee bonus accrued in March 1998. The decrease as a percentage of net sales during the three-month period was primarily the result of increased aggregate average selling prices (primarily due to U.S. sales), leveraging certain fixed overhead expenses across a higher base of sales and, to a lesser extent, decreased average unit manufacturing costs (excluding the effect of the special general employee bonus).

                  The Company expects cost of sales (excluding the effect of the special general employee bonus) to continue to increase in absolute dollars as the Company increases the volume of products sold and adds additional manufacturing capacity and personnel. If the Company is successful in continuing to leverage certain fixed overhead expenses across a higher base of sales and to reduce average unit manufacturing costs, the Company expects cost of sales as a percentage of net sales to remain at a level generally similar to that experienced in the three months ended March 31, 1998.

                  Research and Development. Research and development expenses, which include clinical study and regulatory costs, increased to $11.2 million in the three months ended March 31, 1998 from $3.2 million in the comparable period in fiscal 1997, and decreased as a percentage of net sales to 7.9% in the fiscal 1998 period from 15.6% in the fiscal 1997 period. Research and development expenses increased to $24.6 million in the nine months ended March 31, 1998 from $7.3 million in the comparable period in fiscal 1997, and decreased as a percentage of net sales to 12.0% in the fiscal 1998 period from 12.8% in the fiscal 1997 period. The increase in absolute dollars during the three- and nine-month periods was primarily due to the addition of research and development personnel, increased levels of spending in connection with clinical studies relating to the GFX, GFX 2.5, and GFX XL coronary stent systems and costs incurred in connection with the development of additional products. In addition, during the three-month period ended March 31, 1998 the Company incurred approximately $1.5 million in legal expenses relating to ongoing patent litigation and a $2.5 million special general employee bonus. The decrease as a percentage of net sales during the three- and nine-month periods was primarily the result of leveraging research and development expenses across a higher base of sales.

                  The  Company  expects   research  and   development   expenses
           (excluding the effect of the special general employee bonus) to continue to increase in absolute dollars as the Company increases clinical trial activities, pursues the development of new products and incurs increased legal costs related to patent litigation. If the Company is successful in continuing to leverage research and development expenses across a higher base of sales, the Company expects such expenses as a percentage of net sales to remain at a level generally similar to that experienced in the three months ended March 31, 1998.

                  Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars to $35.7 million in the three months ended March 31, 1998 from $6.4 million in the comparable period in fiscal 1997, and decreased as a percentage of net sales to 25.3% in the 1998 period from 31.2% in the 1997 period. Selling, general and administrative expenses increased in absolute dollars to $55.1 million in the nine months ended March 31, 1998 from $15.7 million in the comparable period in fiscal 1997, and decreased as a percentage of net sales to 26.8% in the 1998 period from 27.4% in the 1997 period. The increase during the three- and nine-month periods in absolute dollars primarily reflected additional costs of sales, marketing and other personnel necessary to support the Company's higher level of operations, including the commencement of direct sales operations in the United States in late December 1997, as well as sales and marketing assistance to the Company's Japanese distributor and increased reserves against, among other things, unpaid accounts receivable attributable to former European distributors of the Company. Additionally, during the three-month period ended March 31, 1998, the Company incurred a $4.9 million special general employee bonus expense and increased legal costs relating primarily to litigation with former shareholders of Endothelial Support Systems, Inc., subsequently known as Endovascular Support Systems, Inc. ("ESS"), and certain distributor terminations, which together resulted in related legal expenses of $2.1 million for the period. The decrease in percentage of sales for the three- and nine-month periods was primarily the result of leveraging sales, general and administrative expenses across a higher base of sales.

                  The Company expects selling, general and administrative costs (excluding the effect of the special general employee bonus) to continue to increase in absolute dollars in the future primarily due to increased levels of sales, product support and manufacturing operations, as well as increases in finance, legal and administrative costs. If the Company is successful in continuing to leverage sales, general and administrative expenses across a higher base of sales, the Company expects such expenses as a percentage of net sales to remain at a level generally similar to that experienced in the three months ended March 31, 1998.

                  Interest and Other Income. The Company had interest and other income of $1.3 million in the three months ended March 31, 1998, compared to $0.9 million in the comparable period in fiscal 1997. The Company had interest and other income of $3.4 million in the nine months ended March 31, 1998, compared to $3.2 million in the comparable period in fiscal 1997. The increases during the three- and nine-month periods were primarily due to higher short-term investment balances.

                  Provision for Income Taxes. The Company's provision for income taxes was $25.9 million in the three months ended March 31, 1998, compared to $2.5 million in the comparable period in fiscal 1997. The Company's provision for income taxes was $33.1 million in the nine months ended March 31, 1998, compared to $9.2 million in the comparable period in fiscal 1997. The increase in this provision during the three- and nine-month periods was a result of the Company's higher earnings during the fiscal 1998 periods.

                  Net Income. The Company had net income of $42.2 million, or 29.9% of net sales, in the three months ended March 31, 1998 compared to net income of $4.6 million, or 22.7% of net sales, for the comparable period in fiscal 1997. The Company had net income of $55.7 million, or 27.1% of net sales, in the nine months ended March 31, 1998 compared to net income of $17.0 million, or 29.7% of net sales, for the comparable period in fiscal 1997.

           Liquidity and Capital Resources

                  Net cash provided by operating activities was $35.7 million for the nine months ended March 31, 1998. Excluding the effect of transactions in short-term investments, the Company had net cash provided by operating activities of $54.0 million for the nine-month period, principally arising as a result of positive net income for the period.

           Cash, cash equivalents and short-term investments totaled $130.1 million at March 31, 1998 as compared to $87.2 million at June 30, 1997. Working capital increased to $161.7 million at March 31, 1998 as compared to $114.5 million at June 30, 1997. Inventories increased to $9.7 million at March 31, 1998 from $7.3 million at June 30, 1996, primarily due to increased levels of sales activity. The Company expects accounts receivable and inventories to increase in absolute dollar amounts to the extent sales increase.

                  In connection  with the  construction  of a new  manufacturing facility, in August 1997 the Company entered into a bank credit agreement for a revolving credit facility of $20 million. Such revolving credit facility is secured by certain of the Company's short-term investments and is due and payable on August 31, 1998. The bank credit agreement contains no material restrictive covenants. As of March 31, 1998, the Company had drawn down approximately $17.5 million of such revolving credit facility. The interest rate on such facility is LIBOR plus one-half of one percent. The Company expects to repay the facility during the three-month period ending June 30, 1998. The Company incurred $33.1 million in capital expenditures for the nine months ended March 31, 1998, primarily relating to the construction of such new manufacturing facility.

                  The Company expects to incur substantial additional costs, including costs relating to capital equipment and other costs associated with expansion of the Company's manufacturing capabilities, increased sales and marketing activities (including the establishment of direct sales forces internationally), and increased research and development expenditures in connection with seeking regulatory approvals and conducting additional clinical trials. The Company also intends to expand its operations by promoting new or complementary products and by expanding the breadth and depth of its product offerings, and may do so by entering into business combinations, acquisitions, investments, joint ventures or other strategic alliances with third parties. The Company may require additional equity or debt financing to address its working capital needs, to provide funding for capital expenditures in the future or to finance any such acquisitions or strategic alliances. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and may increase the Company's leverage. There can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that it will be available on terms acceptable to the Company.

PART II           OTHER INFORMATION

      Item 1.     Legal Proceedings

                  Reference is made to Part II, Item 1 ("Legal Proceedings") of the Company's previously filed Form 10-Qs for the quarterly periods ended September 30, 1997 and December 31, 1997.

                  ESS Litigation. As previously disclosed, a number of claims have been brought against the Company and certain of its officers, directors and shareholders in Texas courts by Dr. Azam Anwar and Benito Hidalgo concerning the Company's acquisition of Endothelial Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS"), as more fully described in Note 5 to the Consolidated Financial Statements in Item 1 of the Company's previously filed Form 10-Q for the quarterly period ended December 31, 1997. At various times between December 1997 and March 1998, the defendants, including the Company, filed motions for partial summary judgment and special exemptions in connection with various claims in the action. A trial date of June 1, 1998 has been scheduled for the action and the Company's related counterclaim against Mr. Hidalgo. The Company believes that it has meritorious defenses to the claims alleged by the plaintiffs in the action. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

                  As previously disclosed, claims similar to those in the Texas action were brought against the Company and certain of its officers, directors and shareholders by Dr. Anwar and Mr. Hidalgo in California courts, and the defendants brought certain other actions there against Dr. Anwar and Mr. Hidalgo. After having all such actions consolidated into a single action, the parties agreed to dismiss the California action on the condition that the Texas action be allowed to proceed.

                  U.S. Patent Litigation. As previously disclosed, the Company has been named as an additional defendant in a lawsuit originally filed by Cordis Corporation ("Cordis") against Guidant Corporation and Advanced Cardiovascular Systems, Inc. A hearing on Cordis' claim for preliminary injunctive relief against the Company is scheduled for June 22, 1998. The Company believes that it has meritorious defenses to the claims alleged by Cordis in the action. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products in the United States, could have a material adverse effect on the Company's business, financial condition and results of operations.

                  As previously disclosed, Advanced Cardiovascular Systems, Inc. ("ACS"), a subsidiary of Guidant Corporation, has filed a lawsuit against the Company in federal district court in San Jose, California alleging, among other things, that the Company is selling in the United States stents that infringe on certain patents of ACS. The Company is aware that on April 10, 1998, ACS filed a second lawsuit against the Company alleging infringement of a patent that was granted subsequent to the filing of the initial lawsuit.

           This second lawsuit, also filed in federal district court in San Jose, involves a division application that is within the family of patents that are the subject of the initial lawsuit. ACS seeks injunctive relief, unspecified damages, attorneys' fees and other relief. The Company believes that it has meritorious defenses to the claims alleged by ACS in the action. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products in the United States, could have a material adverse effect on the Company's business, financial condition and results of operations.

                  From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business. As of the date hereof, except as previously disclosed or discussed herein, the Company is not a party to any legal proceedings with respect to which an adverse outcome would, in management's opinion, have a material adverse effect on the Company's business, financial condition or results of operations.

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

                  Pursuant to the Registration Statement, the Company sold 8,500,000 shares of Common Stock for its own account, for an aggregate offering price of $89,250,000, and 3,000,000 shares of Common Stock for the account of certain selling stockholders, for an aggregate offering price of $31,500,000.

                  The Company incurred expenses of approximately $7,897,500 in connection with the offering, of which $6,247,500 represented underwriting discounts and commissions and $1,650,000 represented estimated other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses was approximately $81,352,000.

                  The Company has used approximately $22,300,000 of the net proceeds of the offering, of which $7,400,000 represents payments relating to the construction of plant, building and facilities and $14,900,000 represents payments relating to the purchase of real estate. All such payments were direct or indirect payments to others. All other net proceeds of the offering have been invested in various short-term investments. The use of the proceeds of the offering does not represent a material change in the use of proceeds described in the prospectus that formed a part of the Registration Statement.

      Item 6.     Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                        11.1 Statement regarding calculation of net income per share.

                        27       Financial Data Schedule.

                  (b)   Reports on Form 8-K

                        None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ARTERIAL VASCULAR ENGINEERING, INC.


Date:    April 24, 1998                      /s/ John D. Miller
                                             -----------------------------------
                                             John D. Miller
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                INDEX TO EXHIBITS


Exhibit
-------

11.1            Statement regarding computation of net income per share.

27              Financial Data Schedule