Form 10-K
period 1998-06-30
ARTERIAL VASCULAR ENGINEERING INC
filed 1998-09-09
CIK 1007047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES    X     NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


As of July 31, 1998, there were 64,186,371 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Company was approximately $2,056,140,000 based upon the closing price of the Common Stock on July 31, 1998 on the Nasdaq National Market tier of The Nasdaq Stock Market. Shares of Common Stock held by each officer, director and holder of five percent or more of the Common Stock outstanding as of July 31, 1998 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.


                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Company for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I


         The following trademarks of Arterial Vascular Engineering, Inc. are used in this Form 10-K: Arterial Vascular Engineering(TM), Micro Stent(R), Micro Stent(R) II, Micro Stent(R) II XL, Micro Stent(R) 2.5, GFX(R), GFX(R) 2.5, GFX(R) XL, GFX(R) XP, GFX(R) 2, Bridge(TM), LTX(TM), Peak(TM), Elite(TM) and Nike(TM).


ITEM 1.  BUSINESS


         The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements and risk factors in this Item 1 include, without limitation, statements regarding the Company's industry, products and strategy under "Company Strategy", "AVE Stent Technology" and "Additional Business Risks", statements regarding the extent and timing of product development, future revenues, customer demand, competitive products, pricing pressure, the intellectual property positions of competitors, reimbursement and future technological change under "Products," "Research and Development Programs," "Distribution, Sales and Marketing," "Competition," "Third-Party Reimbursement and "Patents and Proprietary Rights," statements regarding expected clinical trial results and regulatory approvals and compliance under "Clinical Trial Activities" and "Government Regulation," and statements regarding expected acquisitions under "Recent Acquisition Agreements." All forward-looking information included in this document is based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional forward-looking statements and risk factors include those discussed in the sections entitled "Item 3. Legal Proceedings," "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," as well as those that may be set forth in the reports filed by the Company from time to time on Forms 10-Q and 8-K.


General

         Arterial Vascular Engineering, Inc. ("AVE" or the "Company") designs, develops, manufactures and markets a variety of highly specialized stent systems and percutaneous transluminal coronary angioplasty ("PTCA") balloon catheters. The Company's stents are used as arterial support devices in connection with balloon angioplasty or other minimally invasive treatments of atherosclerosis (the formation of deposits in the arteries) and to prevent abrupt closure of vessels in higher-risk angioplasty procedures. The Company believes that it is currently one of the leading providers of coronary stent systems. The Company commenced operations in 1991 and began marketing its PTCA balloon catheters in October 1993, its coronary stent systems in October 1994, and its peripheral stent systems in December 1996. To date, the Company has sold over 500,000 coronary stent systems and over 50,000 PTCA balloon catheters in more than 40 countries, including the United States with respect to the Company's coronary stent systems. In June 1997, the Company's Japanese distributor received regulatory approval for the sale in Japan of the Company's coronary stent systems, and in January 1998 the Company received the related reimbursement approval. In December 1997, the Company received a pre-market approval ("PMA") from the United States Food and Drug Administration (the "FDA") in connection with its commencement of commercial sales of its coronary stent systems in the United States. Prior to that time, international sales accounted for substantially all of the Company's revenues.


         In April 1998, the Company entered into an agreement to acquire World Medical Manufacturing Corporation ("World Medical"), a leading independent developer, manufacturer and marketer of medical devices for the treatment of abdominal aortic aneurysms, for stock and stock options of the Company valued at approximately $62 million (the "World Medical Acquisition"). In July 1998, the Company entered into an agreement to acquire the coronary catheter lab business of C.R. Bard, Inc. ("Bard"), as well as rights to the supply by Bard of certain materials, for approximately $550 million in cash, subject to adjustment (the "Bard Cath Lab Acquisition"). Consummation of each of these acquisitions is subject to a number of conditions. Bard's broad range of catheter-based technologies includes PTCA balloon catheters (including perfusion rapid exchange catheters), guidewires, guide catheters, coronary diagnostic catheters and guidewires, introducers and vessel closure devices, coronary stents, and various other components and accessories. When closed, these acquisitions are expected to substantially increase the Company's personnel, facilities and product offerings and to enable the Company to participate in new areas of interventional cardiology through a wider product portfolio and access to new markets and customers. However, there can be no assurance that these acquisitions will be successfully consummated or, if consummated, that the Company will successfully participate in such new product areas. The Company expects to enter into a bank credit agreement for $600 million in senior secured credit facilities in order to, among other things, finance substantially all of the Bard Cath Lab Acquisition. See "--Recent Acquisition Agreements" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

AVE Stent Technology


         The Company believes that its line of coronary and peripheral stent systems incorporates a number of unique and proprietary design features that enable the Company to address effectively a variety of lesion and vessel types. The Company's stents are constructed of seamless, medical grade stainless steel rings that are precision-formed into sinusoidal shaped elements. In the Company's coronary stents, these elements are polished and connected in a helical pattern utilizing a proprietary manufacturing process in order to form a fully connected, yet flexible, stent device. The Company believes that its stent design provides more consistent vessel support and radial force than coiled stent designs as well as more flexibility and easier delivery than tubular slotted or mesh stent designs. The Company's stent products are available in a variety of diameters and lengths and are provided pre-mounted on both over-the-wire and rapid exchange delivery systems (currently available only outside the United States) with the same advanced technology as the Company's
PTCA balloon catheters. The Company's coronary stents have been used in a variety of applications, including vessels in which other stent procedures have failed, as well as in the treatment of lesions in curved or tortuous vessels. The Company also sells stent systems for use in the peripheral vessels. The Company believes the following technical features of its proprietary stent systems provide the Company with a number of competitive advantages:

         Smooth Edge Design and Sheathless Deployment System. The Company's stent products consist of highly polished, rounded, sinusoidal-shaped elements at either end of the stent (unlike mesh stents, which have flat edges at each end). The Company believes that the smooth edges of its stent products optimize their ability to be moved through a vessel by minimizing resistance to and friction of the stent and its delivery system, thereby minimizing trauma to treated vessels. The smooth edges of the stent and the Company's proprietary attachment method permit the stent to be delivered without the protective sheath necessary for use of certain competing stent products. The Company believes that eliminating the need to monitor and remove a protective sheath enhances the ease of use of its products.


         High Stent Flexibility and System Trackability. The Company's products consist of sinusoidal-shaped elements that are connected in a helical pattern designed to provide a highly flexible stent. Increased stent flexibility allows the Company's stent products to be more easily maneuvered and placed at the site of a lesion, particularly through curved or tortuous vessels or around other deployed stents. In addition, flexible stent design allows the use of a single stent in the treatment of a lesion in a curved vessel, as compared to more inflexible designs that may require the use of multiple stents to treat a long, curved lesion. The Company believes that the ease of use and enhanced handling characteristics of its stent delivery systems, coupled with stent flexibility and smooth edge design, allow it to provide a stent system with high trackability. The ability to easily access or "track to" a lesion is an important stent system characteristic in the treatment of a distant site or tortuous vessel. The Company currently offers coronary stents in lengths as long as 40mm for use in the treatment of long, diffuse lesions.


         Improved Stent Strength and Stability. The advanced designs of the Company's GFX 2, GFX and Micro Stent II families of stent products combines high radial strength, which minimizes vessel recoil, and axial stability, which provides consistent vessel support along the entire length of the stent. The Company believes these features allow a physician to better control and optimize final minimal lumen diameter ("MLD"). Studies have indicated that optimizing the MLD of a vessel following use of a stent product generally reduces the likelihood of subsequent restenosis.


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

         Adaptable Design Characteristics. The Company believes that the design features of its stents allow it to modify one or more stent performance characteristics, such as mass or flexibility, as necessary to produce an effective device for a particular application. To date, the Company has utilized its stent technologies to develop families of more than ten distinct stent products. Each product also is offered in a variety of lengths and diameters, allowing the physician to choose the device that best suits the needs of a patient based on lesion characteristics. The Company believes the adaptability of its stent designs will allow their use as platform technologies for the development of a variety of other coronary and non-coronary products. For example, the stents introduced by the Company in selected international markets designed for use in the peripheral renal and iliac vessels are based on the same platform technology used in the Company's coronary stents. See "-- Products."

         Despite such advantages, due to the number of clinical applications for stent systems and the variety of available products, the Company's stent products may not be superior to competitive products in all applications. In addition, many of the Company's competitors have substantially greater capital resources, name recognition and expertise in research and product development, manufacturing, marketing and product approval, which factors provide a competitive advantage to such companies, in connection with the sale of these stent products. The medical indications that can be treated by stents can also be treated by surgery, minimally invasive bypass procedures, drugs or other medical devices, including stand-alone balloon catheters, atherectomy catheters, irradiated devices and lasers. Many of the alternative treatments are widely accepted in the medical community and have a long history of use.


Company Strategy


         The Company's goal is to expand its position as one of the leading worldwide providers of coronary stent systems toward becoming a major medical device provider for less invasive treatment of cardiovascular disease. The key elements of its strategy are as follows:


         Introducing New Products for Both Coronary and Non-Coronary Applications. The Company intends to build on its stent designs to broaden the coronary and non-coronary applications for its stents. For example, the GFX 2 stent system released by the Company in selected international markets in May 1998 was designed to have a lower profile (outside diameter) to provide for increased trackability, with a goal of increasing the types of medical indications that may be treated with stents. The Company believes that the inherent adaptability and flexibility of the Company's stent designs will augment its ability to meet specialized coronary needs, as well as to provide stents for use in peripheral vessels, saphenous vein grafts and other applications.


         Continuing Integration of Research and Development and Manufacturing Operations. The Company believes that the design of products for manufacturability and the rapid manufacture of products to satisfy market demand are key success factors in new product development in the medical device industry. To support these capabilities, the Company has designed and developed internally the technology necessary to perform a number of proprietary production processes and has developed the expertise to fabricate the majority of the components of its stent and PTCA balloon catheter products. The Company also completed in fiscal 1998 the construction of a 130,000 square foot building in Santa Rosa, California which is largely devoted to manufacturing activities. The design of the new facility is intended to allow continued integration of the Company's research and development and manufacturing operations as well as a significant expansion of the Company's production capabilities. The Company intends to leverage its vertically integrated product development and manufacturing approach to rapidly introduce innovative products and to similarly take such an approach in connection with the facilities to be acquired in the Bard Cath Lab Acquisition.

         Continuing to Expand Sales and Marketing Efforts. The Company continually seeks to increase its market share and build product awareness in each of the over 40 countries in which its products are marketed. The Company has direct sales operations in certain principal target markets -- Canada, France, Germany, the Netherlands (to service the Benelux countries), Singapore, Switzerland, the United Kingdom and the United States -- and expects to initiate direct sales operations in certain other countries in fiscal 1999, primarily as a result of the Bard Cath Lab Acquisition. In other countries internationally, the Company operates through unaffiliated distributors. The Company believes that its direct sales presence allows it to focus greater attention on such countries' physician communities, which it believes helps to increase the advocacy base for the Company's products in Europe and other countries as well as facilitating more direct feedback to the Company on its products. The Company also believes that, in addition to building stronger relationships with its customers, this direct sales strategy provides the Company with more complete control of the distribution and growth of the Company's full product line, as well as allowing it to better manage the pricing and regulatory approval process for its products. The Company may continue to establish direct sales operations in selected markets where it believes that such an approach will benefit its competitive position. The Company has also centralized its distribution services by contracting with a provider in the Netherlands to support direct sales operations and independent distributors throughout Europe.

         Broadening Product Offerings to Provide More Complete Therapy Solutions. The Company believes that an ability to offer a more complete line of therapeutic products may enhance the Company's ability to compete effectively in the interventional marketplace. For example, the Company believes its current line of PTCA balloon catheters has provided the Company with expertise in balloon delivery and deployment. The Company continually reviews possible strategic acquisitions, third party technology licenses and marketing or distribution relationships with companies that have medical products in certain complementary product areas. The World Medical Acquisition and the Bard Cath Lab Acquisition, for example, are expected to enable the Company to participate in new areas of interventional cardiology through a wider product portfolio and access to new markets and customers. However, there can be no assurance that these acquisitions will be successfully consummated or, if consummated, that the Company will successfully participate in such new product areas.

         Pursuing Regulatory Approval in the United States and Abroad; Conducting Clinical Trials to Promote Market Acceptance of the Company's Products. In December 1997, the Company received a PMA from the FDA in connection with the commencement of commercial sales of certain of its coronary stent systems in the United States. Some of the other coronary stent systems that the Company currently markets internationally will require clinical trials conducted under an investigational device exemption (an "IDE") or a PMA supplement before such products can be marketed in the United States. The clinical trials necessary to obtain such marketing clearances from the FDA are currently being sponsored by the Company and are ongoing; however, there can be no assurance that such clinical trials will result in FDA approvals or as to the timing of any such approvals. In addition to its United States clinical program, the Company is sponsoring several ongoing clinical studies in several countries outside the United States. The Company intends to use data from these trials to obtain regulatory approvals in various applicable markets, to promote market acceptance of its products and to expand clinical applications of the Company's products.

         Developing and Maintaining Relationships with Leading Physicians. AVE develops and maintains relationships with leading physicians worldwide. Through these relationships, the Company seeks to work with opinion leaders who can foster market awareness of the Company's products. The Company supports these efforts through group training programs designed to increase physician familiarity with the Company's products, and utilizes a staff of clinical specialists to expand its physician training, service and support activities. The Company also has an active marketing program that provides a significant presence at industry trade shows and produces marketing materials targeted toward physicians. In addition, the Company maintains an active program of collaborating with key physicians and medical centers to obtain feedback for new product development.


Products

         The Company  currently markets its coronary stent systems in the United
States, in most countries in Europe,  including  Germany,  France and the United
Kingdom, and in other countries. In addition, the Company offers a line of PTCA balloon catheters and peripheral stent systems outside of the United States. The following table identifies the Company's current products, their principal clinical application and their current commercialization status:

CURRENT PRODUCTS
------------------------------------------------------------------------------------------------------------------------

CORONARY STENT SYSTEMS
                                                                   Initial
                                                                   Release
     Product                 Description/Application                 Date                       Status
     -------                 -----------------------                 ----                       ------

GFX Stent Systems
   GFX 2             Improved  advanced  coronary stent system    June 1998     Available    for   sale   in   selected
                     designed  to provide  15% lower  profile,                  international  markets.  PMA supplement
                     and utilizing a delivery  system  capable                  expected  to  be  submitted  in  autumn
                     of  higher  balloon  pressures,  than the                  1998.
                     GFX.

   GFX               Advanced  coronary stent system  designed  September 1996  Available   for   sale   in   over   40
                     to  provide  lower  profile  (most  sizes                  countries,  including the United States
                     capable of being  used in 6 French  guide                  since December 1997.
                     catheters)  and greater  radial  strength
                     and flexibility than Micro Stent II.

   GFX XP            Coronary  stent  system  being  developed       N/A        PMA supplement expected to be submitted
                     for   the   U.S.   market.   Utilizes   a                  in autumn 1998.
                     delivery   system   capable   of   higher
                     balloon pressures than the GFX.


   GFX 2.5           Coronary   stent   designed  for  use  in    June 1997     Available   for   sale   in   over   40
                     vessels as small as 2.5mm in diameter.                     countries outside the United States. IDE
                                                                                clinical  studies   commenced  in  April
                                                                                1998.  PMA  application  expected  to be
                                                                                submitted in autumn 1998.


   GFX XL            Coronary  stent  designed  for use in the    June 1997     Available   for   sale   in   over   40
                     treatment of long and diffuse lesions.                     countries  outside  the United  States.
                                                                                PMA supplement  expected to be submitted
                                                                                in autumn  1998.
Micro Stent II Systems

   Micro Stent II    Coronary stent system featuring helical     October 1995   Being replaced  by the  GFX.
                     connections  and enhanced radial  strength.
                     Designed for use in a variety of coronary
                     applications.

   Micro Stent 2.5   Coronary stent designed for use in          December 1995  Being replaced by the GFX 2.5.
                     vessels as small as 2.5mm in diameter.

   Micro Stent II    Coronary  stent  designed for use in the    December  1995 Being replaced by the GFX XL.
   XL                treatment of long and diffuse lesions.
-------------------- ------------------------------------------ --------------- ----------------------------------------




------------------------------------------------------------------------------------------------------------------------

PERIPHERAL STENT SYSTEMS
                                                                   Initial
                                                                   Release
      Product                 Description/Application                Date                       Status

Bridge Renal Stent   Peripheral  stent designed for use in the  December 1996   Limited     release     in     selected
  -- Extra           renal arteries.                                            international  markets. IDE application
Support                                                                         for  new  product  version submitted in
                                                                                June 1998.

Bridge Iliac Stent   Peripheral  stent designed for use in the  December 1996   Being  replaced  by  the iliac flexible
  -- Extra Support   iliac vessels.                                             stent.

Bridge Iliac Stent   Peripheral  stent  designed  for  use  in    July 1997     Limited     release     in     selected
  -- Flexible        more tortuous iliac vessels.                               international markets.


Bridge Biliary       Peripheral  stent designed for use in the       N/A        510(k) for new product version expected
Stent                biliary tract.                                             to be  submitted  to the FDA in  autumn
                                                                                1998.

PTCA BALLOON CATHETERS
                                                                   Initial
                                                                   Release
      Product                 Description/Application                Date                       Status
      -------                 -----------------------                ----                       ------

LTX                  Lower    profile,     higher    pressure,  September 1997  Available   for   sale   in   over   40
                     minimally    compliant    PTCA    balloon                  countries outside the United States.
                     catheter  with  hydrophilic  coating  for
                     improved   performance,   in  both  rapid
                     exchange and over-the-wire models.

Elite                Rapid   exchange,   semi-compliant   PTCA  November 1994   Approved   for   use   in   Japan   and
                     catheter,  incorporating stiffer proximal                  available    for   sale   in   selected
                     shaft.                                                     international markets.


Peak                 Over-the-wire,     semi-compliant    PTCA    July 1995     Approved   for   use   in   Japan   and
                     catheter.                                                  available    for   sale   in   selected

                                                                                international markets.

Nike                 Rapid   exchange,   semi-compliant   PTCA   October 1994   Approved   for   use   in   Japan   and
                     catheter,  featuring a flexible  proximal                  available    for   sale   in   selected
                     shaft.                                                     international markets.

-------------------- ------------------------------------------ --------------- ----------------------------------------

Coronary Stent Systems

         The Company currently markets the following families of coronary stent products, all of which are pre-mounted on a catheter and balloon delivery system produced by the Company:

     GFX Stent Systems

         GFX 2. The GFX 2 coronary stent system improves on the basic design of the GFX product to allow for improved stent trackability and deliverability. Like the GFX, the GFX 2 utilizes a six-crown sinusoidal configuration with stent components of 2mm in length. The GFX 2 is designed to improve on the GFX by providing lower profile (outer diameter) and by utilizing a more advanced delivery system that is capable of higher balloon pressures. The GFX 2 is offered in lengths of 8, 12, 18, 24 and 30 mm with diameters of 3.0, 3.5 and 4.0 mm.

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

         GFX XP. The GFX XP is a GFX coronary stent utilizing the more advanced delivery system that is incorporated into the GFX 2. This product would be marketed in the United States, if and when regulatory approvals are obtained, and has not yet been released for commercial sale in any country. A PMA supplement is expected to be submitted in autumn 1998.


         GFX 2.5. The GFX 2.5 generally incorporates the same design features as the GFX (although it utilizes a four-crown configuration), but is designed for application in vessels as small as 2.5mm in diameter. The GFX 2.5 is offered in 8, 12, 18 and 24mm lengths with a diameter of 2.5mm.

         GFX XL. The GFX XL is a longer stent made up of multiple stent components that is designed to be used in treating diffuse arterial disease and longer lesions with a single stent. Because the GFX XL retains the flexibility of the Company's GFX stent design, the Company believes it enables physicians to treat longer lesions with a single stent, thereby potentially reducing procedure time and cost. The product incorporates the same design features as the GFX. It is offered in a length 40mm with diameters of 3.0, 3.5 and 4.0mm.


     Micro Stent II Systems

         Micro Stent II. The Micro Stent II utilizes a stent component of 3mm in length. The helical connection and reduced length of the stent elements allow for increased flexibility, thereby enhancing the handling characteristics and trackability of the stent system. The Micro Stent II also incorporates engineering advances related to radial strength and materials processing designed to allow greater control of minimal lumen diameter. The Micro Stent II is being replaced by the GFX.

         Micro Stent 2.5. The Micro Stent 2.5 incorporates the same design features as the Micro Stent II, but is designed for application in vessels as small as 2.5mm in diameter. The Micro Stent 2.5 is being replaced by the GFX 2.5.

         Micro Stent XL. The Micro Stent II XL is a longer stent designed to be used in treating diffuse arterial disease and longer lesions with a single stent. The Micro Stent II XL is being replaced by the GFX XL.

Peripheral Stent Systems

         In addition to the Company's coronary stent systems, the Company also offers a line of stent systems designed for the treatment of atherosclerosis in peripheral vessels of the body.

         Bridge Extra Support Renal Stent. The Bridge extra support renal stent is designed to be used in the renal arteries and is offered in diameters of 5, 6, and 7mm and lengths of 16mm. Initial release of the product occurred in December 1996. An IDE application for a new product version was submitted in June 1998.

         Bridge Extra Support Iliac Stent. The Bridge extra support iliac stent is designed to be used in the iliac vessels and is offered in diameters of 6, 7, 8, 9 and 10mm and lengths of 40 and 60mm. Initial release of the product occurred in December 1996. The Bridge extra support iliac stent is being replaced by the Bridge flexible iliac stent.

         Bridge Flexible Iliac Stent. The Bridge flexible iliac stent is a lower profile, more flexible peripheral stent designed for use in more tortuous iliac vessels and is offered in diameters of 6, 7, 8, 9 and 10mm and lengths of 20, 40 and 60mm. Initial release of the product occurred in May 1997.


         Bridge Biliary Stent. The Bridge biliary stent is designed to be used in the biliary tract. A 510(k) application for a redesigned Bridge biliary stent is expected to be submitted with the FDA by autumn 1998, but the product has not yet been released for commercial sale in any country.


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

         Peak. The over-the-wire Peak catheter incorporates a stiffer proximal (nearer to the operator) shaft for enhanced control and a flexible distal (further from the operator) shaft for ease of access to more tortuous vessels. It was designed for the Japanese market, which at least in the past generally favored over-the-wire catheters, although it is also sold in other countries.

         Elite. The Elite is a rapid exchange catheter with a smaller proximal shaft diameter. It incorporates the Nike distal shaft design with a stiffer metallic type of proximal shaft construction designed to allow greater operator control in maneuvering the balloon catheter while enhancing vessel imaging.

         Nike. The Nike is a rapid exchange catheter with a flexible proximal shaft design coupled with a low profile distal shaft. It is designed to allow greater access to smaller or more tortuous vessels.

Research and Development Program

         The Company maintains an active research and development program designed to exploit its core technical expertise in stent systems, PTCA balloon catheters and related medical technologies. The Company has made a significant investment in developing its proprietary stent technologies and believes its research and development commitment in this area is critical to its competitive position. During fiscal 1998, the Company significantly increased its research and development expenditures and personnel. Research and development expenses for fiscal 1998, 1997 and 1996 were approximately $37,208,000, $11,422,000, and
$6,480,000 ($3,880,000 after excluding a one-time charge of $2,600,000 in connection with the termination of certain patent royalty obligations), respectively.

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

Clinical Trial Activities


         Clinical trials have not been required in most European markets prior to the initiation of commercial sales. By contrast, certain other countries, including the United States and Japan, require government pre-market approval, rigorous in vitro and/or pre-clinical data and the completion of clinical trials prior to commercialization of new products. In Japan, following the submission of the results of clinical trials to Japanese regulators in late 1996, the Company's Japanese distributor received in June 1997 government approval for the sale in Japan of the Company's coronary stent systems, and in January 1998 received the related reimbursement approval. In the United States, in December 1997 the Company received a PMA from the FDA in connection with its commencement of commercial sales of certain of its coronary stent systems in the United States. The PMA was based on a 661-patient, multi-center, randomized clinical study in the United States with the Company's Micro Stent II and GFX stent systems under an IDE. Some of the other coronary stent systems that the Company currently markets internationally will require clinical trials conducted under an IDE or a PMA supplement before such products can be marketed in the United States. The clinical trials necessary to obtain such marketing clearances from the FDA are currently being sponsored by the Company and are ongoing; however, there can be no assurance that such clinical trials will result in FDA approvals or as to the timing of any such approvals. The Company has incurred, and expects to continue to incur, substantial clinical research and other costs in connection with obtaining regulatory approvals for its stent systems in the United States and other countries.


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

Distribution, Sales and Marketing


         The Company markets its GFX family of coronary stent systems in over 40 countries, including the United States and Japan. It also markets its PTCA catheters and its GFX 2.5 and GFX XL stent systems in over 40 countries outside the United States, and its peripheral stent systems and its next generation GFX 2 coronary stent system in selected international markets.

         Until  April 1996,  substantially  all of the  Company's  sales were to international distributors who resell products to health care providers. Beginning in April 1996, the Company from time to time has terminated its relationship with distributors where it believes such an approach will benefit its competitive position. In those countries where the Company has established and maintained direct sales forces, the change has, over time, resulted in increased revenues and market share in the applicable territories. The Company believes that its direct sales operations have enabled it to build stronger relationships with customers, more completely control the distribution and growth of the Company's full product line, and to better manage the pricing and regulatory approval process for its products. The establishment and maintenance of direct sales forces has required and will continue to require significant ongoing expenditures, additional management resources and has resulted, and may continue to result, in additional costs to eliminate existing distributor relationships (including litigation by former distributors). Certain of the Company's former distributors, including those in Belgium and France, have commenced legal action against the Company in connection with the termination of the distribution relationships in those countries. See "Item 3. Legal Proceedings." The Company has also centralized its distribution services by contracting with a provider in the Netherlands to support direct sales operations and independent
distributors   throughout   Europe.

         In all other countries, the Company currently sells its products through independent distributors. Such distributors generally are granted the right to sell the Company's products within a defined territory and are typically permitted to sell other non-competing medical products. All sales to distributors are denominated in U.S. dollars, while sales effected through the Company's direct sales operations are denominated in the local currency. The Company's distributors purchase the Company's products at discounts that vary by product and market. The distributors resell the products to health care providers such as hospitals at prices that are determined by the distributor. The Company's use of distributors in certain countries does not allow the Company to control end-market prices charged for its products in those markets and may not result in the same level of sales and marketing efforts as would the use of a direct sales force by the Company in those markets. The Company has written agreements with most of its more significant distributors, including the Company's Japanese distributor. Approximately 20% of the Company's fiscal 1998 revenues were derived from export sales to independent international distributors. The Company's Japanese distributor, Japan Lifeline Co., Ltd., accounted for approximately 11% of the Company's net sales in fiscal 1998. International sales are subject to certain risks, including foreign medical regulations, export/import licenses, foreign currency fluctuations, economic or political instability, shipping delays and tariffs and other various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. As the Company continues to develop an international sales force it expects to be more directly subject to foreign currency fluctuations to the extent such direct sales may be denominated in foreign currency. Since the third fiscal quarter of fiscal 1997, when the Company incurred losses of approximately $550,000 due to foreign currency fluctuations, the Company has from time to time entered into certain currency hedging transactions in the form of forward exchange contracts that the Company believes should limit its exposure to such currency fluctuations. There can be no assurance, however, that the Company will not incur losses due to foreign currency fluctuations in the future. As of June 30, 1998, no such currency hedging transactions were outstanding.


         The Company has implemented a marketing and development program to support its sales as well as to increase its visibility with leading physicians. The Company has implemented a series of marketing programs to help coordinate clinical trials, work directly in the training of physicians and certain aspects of patient care, provide an increased presence at industry tradeshows and produce marketing material targeted toward physicians. The Company anticipates that, because of the diverse needs of the market for peripheral stents and some of the other markets for which the Company is developing products, it will develop separate clinical support and sales forces to take advantage of clinical and technical expertise specific to those markets.

         The Company has entered into agreements with certain hospital groups in the United States qualifying the Company as a qualified supplier for those groups. The Company anticipates that its various sales forces, particularly its U.S. sales force, will need to actively pursue additional approvals of the Company as a qualified supplier for similar affiliated groups, as well as independent hospital group purchasing organizations, each of which negotiate contracts with suppliers of medical products. Qualification with such group purchasing organizations, which exist on both a national and regional level, has become increasingly important in recent years in response to cost containment pressures and health care reform, and there can be no assurance that the Company will continue to be successful in obtaining such qualifications.

Manufacturing


         The Company performs most of the steps for fabrication of its stents internally, including machining, forming, connecting through proprietary attachment processes and electropolishing high quality medical grade stainless steel. To support this capability, the Company has designed manufacturing and testing equipment that has enabled the development and execution of proprietary processes not currently available from outside suppliers. For example, the Company has its own balloon and catheter extrusion equipment, which allows for rapid prototyping and adherence to strict design specifications and quality standards in manufacturing.

         In addition to the technological advantages of its stent designs, the Company believes that its vertically integrated manufacturing and research and development operations provide a competitive advantage in quickly developing and bringing to market sophisticated stent and catheter products. This integration allowed the Company to develop and bring to market several new products in fiscal 1998, including its LTX PTCA balloon catheter and its GFX 2 coronary stent system. The Company's manufacturing engineers participate in the product design process so as to insure the Company's ability to achieve rapid and cost effective manufacturing capabilities for its products. The Company is committed to manufacturing internally as many of its products and components as practicable and believes that such a process better enables it to set, achieve and control high standards for the quality of its devices, reduce time to market, manage costs, maintain control over proprietary information, and execute improvements in design and manufacturing processes. In spring 1998, the Company moved a significant portion of its United States manufacturing operations to a new 130,000 square foot facility that is now part of its headquarters in Santa Rosa, California.


         The design, manufacture and assembly of certain proprietary components and materials used in the Company's PTCA balloon catheters and stent delivery systems take place in the Company's facilities in Santa Rosa, California and those of Arterial Vascular Engineering Canada, Inc. ("AVEC"), a subsidiary of the Company located in Richmond, British Columbia. Prior to the Company's receipt of FDA approval for certain of its coronary stent systems in December 1997, all of the Company's products sold commercially were finished and packaged in the Canadian facility, with the Company's finished medical devices then being shipped from Canada to distributors or direct sales operations outside of the United States. However, once such FDA approval was obtained, the Company began supplying the United States market directly from its manufacturing facilities in Santa Rosa, and the Canadian facility has since been used to supply the Company's international markets. The Company executes all critical assembly operations in controlled environment rooms in which bacterial and airborne particulate levels are monitored.


         The Company has obtained the right to affix CE (Conformite Europeene) marking to all of its coronary stent systems and certain of its peripheral stent systems and PTCA balloon catheters sold in all countries of the European Economic Area and Switzerland. CE marking is a European symbol of conformance to strict product manufacturing and quality system standards. As part of the CE marking process, the Company also received ISO 9001/EN46001 certification with respect to the manufacturing of all of its coronary stent products. With respect to the United States, in autumn 1997 the FDA inspected the Company's Santa Rosa manufacturing facilities and processes for compliance with the FDA's quality system regulation, at which time the Company demonstrated the compliance of its facilities and processes with such regulation. Additional manufacturing sites (such as those that may be acquired in the World Medical Acquisition or the Bard Cath Lab Acquisition) and changes in manufacturing processes will also be subject to regulatory inspection for compliance with United States and international regulations. There can be no assurance that the Company will be able to demonstrate or continue to demonstrate the compliance of its existing or future facilities with any such regulations. See "-- Government Regulation."

         The Company relies on some outside sources for catheter components and from time to time the Company has experienced shortages of certain supplied materials that have significantly affected its ability to produce enough product to satisfy market demand. The Company currently relies upon a single supplier of the medical grade stainless steel from which the Company's stents are machined. The Company is continually reviewing its own capabilities and the capabilities of other potential suppliers of medical grade stainless steel, although to date no such other suppliers have been able to produce materials meeting the Company's quality standards. The Company has also agreed to indemnify certain suppliers against certain potential product liability exposure. The establishment of additional or replacement suppliers for certain components or materials cannot be accomplished quickly, largely due to the FDA approval system and the complex nature of manufacturing processes employed by many suppliers. The failure to obtain sufficient quantities of component materials on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

         From time to time, particularly since the Company's entry into the U.S. coronary stent market, the Company has encountered difficulties in increasing production to a level sufficient to satisfy demand, including problems involving production yields, adequate supplies of components, quality control and assurance and shortages of qualified personnel. The commencement of commercial sales of the Company's coronary stent systems in the United States increased production requirements to a level not previously experienced by the Company, and consequent difficulties resulted in a significant back log during the second half of fiscal 1998. In addition, in May 1998 the Company experienced a quality control issue that resulted in a voluntary recall of two production lots (170 units) of its GFX coronary stent systems that had been distributed in the United States. There can be no assurance that the Company will be successful in scaling up its manufacturing operations or that it will not experience manufacturing difficulties or recalls or safety alerts in the future. Difficulties experienced by the Company in manufacturing scale-up, including recalls or safety alerts, could have a material adverse effect on the Company's business, financial condition and results of operations.


         The Company believes that, with the addition of its recently completed 130,000 square foot facility at its Santa Rosa headquarters, its current manufacturing space will be sufficient to serve its needs through at least mid-1999. Additional manufacturing sites (such as those that may be acquired in the potential acquisitions of World Medical or the Bard coronary catheter lab business) may require facility work-outs or redevelopment in manufacturing processes. There can be no assurance that such re-worked or redeveloped manufacturing facilities will be timely completed or will pass regulatory inspection for compliance with United States and international regulations.

Competition


         Competition in the market for the treatment of cardiovascular disease is intense and is expected to increase. The Company competes primarily with Boston Scientific Corporation, C.R. Bard, Inc., Cook, Inc., Guidant Corporation, Cordis Corporation (Johnson & Johnson), Medtronic, Inc. and Pfizer, Inc., among others, in the development, production and marketing of stents and PTCA/stent technology. The Company believes that, as of the fourth quarter of fiscal 1998, it was the worldwide market leader in sales of coronary stent systems, although Boston Scientific had at that time not yet received FDA approval for the commercial sale of its coronary stent systems in the United States. As of the date of this report, Boston Scientific, Cordis, Cook, Medtronic, Guidant and the Company have the only coronary stent systems that have been approved by the FDA for sale in the United States. The Company believes that its principal competitors are Guidant and Boston Scientific. The Company expects that other potentially significant competitors will receive marketing clearance from the FDA in the near future. Many of the Company's competitors and potential competitors have substantially greater name recognition and financial and other resources with which to improve and aggressively market their products.

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

         An additional competitive factor is the current healthcare environment. Particularly in the United States, this environment has increasingly centered around managed care organizations, group purchasing organizations, hospital consolidations  and  other  factors  resulting  in  increased  cost  containment pressures for medical procedures generally, including the less invasive procedures for which the Company markets its products. Many of the Company's competitors have a greater strategic mass and offer broader product lines in minimally invasive procedures generally than does the Company, allowing them to market their stent systems and PTCA balloon catheters to medical specialists as part of a broad package of other needed minimally invasive medical devices. Although the acquisition of Bard's coronary catheter lab business, when closed, is expected to allow the Company to participate in competitive situations requiring such packaging arrangements, there can be no assurance that the Company's competitors will not succeed in developing more effective marketing programs than the Company in such an environment.

         The increasing number of devices in the international stent market and the desire of companies to obtain market share has resulted in increased price competition, which has caused the Company from to time to reduce prices on its stent systems. The Company expects that, as the stent industry develops, competition and pricing pressures will increase, and that similar conditions will exist in the United States as more competitors receive marketing clearance from the FDA. Moreover, it is likely that the FDA will begin to use a streamlined PMA process once a sufficient number of similar coronary stent products have been cleared for commercial sale in the United States, and will permit coronary stent manufacturers to utilize a simplified clinical trial structure in obtaining marketing approval here as sufficient stent performance data enters the public domain. Thus, the regulatory barriers to entry in the United States coronary stent market that currently exist may, in the future, be lowered significantly with respect to both new market entrants and new products introduced by existing U.S. competitors. If the Company is forced to effect further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors. Price reductions by the Company in response to competitive pressure could have a material adverse affect on the Company's business, financial condition and results of operations.

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

         The stent market is characterized by rapid technical innovation. In many countries in which the Company markets its products, neither pre-market approval nor clinical studies are required prior to marketing a product, and accordingly competitive products have been and continue to be quickly introduced in these markets. Moreover, earlier entrants in a particular therapeutic market often obtain and maintain significant market share relative to later entrants. Although the use of stents is increasingly supported by the professional community, there is no assurance that clinical research will continue to support the use of stents. The medical indications that can be treated by stents can also be treated by surgery, minimally invasive bypass procedures, drugs, or other medical devices including stand-alone balloon catheters, atherectomy catheters and lasers, many of which are widely accepted in the medical community. Additionally, new surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use the Company's products. There can be no assurance that the Company's competitors and potential competitors will not succeed in developing and marketing stents or stent systems, competing technologies, therapeutic drugs or other products that are more effective or more effectively marketed than products marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

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


         The Company holds two issued United States patents, has received notices of allowance on five of its United States patent applications and has numerous United States patent applications pending. It also holds two Australian patents, one European patent and has numerous additional foreign patent applications filed. The Company's issued United States patents relate to stent technology used in the Company's current stent systems. The Company also has a license to make and sell stent delivery systems and balloon angioplasty catheters using technology covered by patents and patent applications of a third party. The application for a stent patent that resulted in one of the Company's issued United States patents was acquired from Endothelial Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS"). In June 1996, two former shareholders of ESS, each of whom currently holds shares of Common Stock of the Company, filed an action against the Company seeking, among other things, to rescind the transfer of such technology from ESS and to transfer such patent to ESS. No assurance can be given as to the outcome of any such litigation. Loss or impairment of the right to produce products based on such patents could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 3. Legal Proceedings."


         A number of medical device and other companies, universities and research institutions have filed patent applications or have been issued patents relating to catheters, stents and delivery systems and there has been substantial litigation in this area. The Company's success will depend on its products not infringing patents issued to competitors. Portions of the technology used in the Company's current stent systems are currently being challenged by each of Cordis Corporation (a subsidiary of Johnson & Johnson) and Advanced Cardiovascular Systems, Inc. (a subsidiary of Guidant Corporation) as being in conflict with certain United States patents held by those competitors. These competitors are larger and have more substantial resources than the Company, and can be expected to expend significant resources to attempt to enforce and/or defend the validity of their patents. See "Item 3. Legal Proceedings." In the event that such litigation is resolved unfavorably from the Company's perspective, the Company may be precluded from selling its current stent products in the United States for the life of the applicable patent if it cannot obtain a license on commercially reasonable terms. Modification of the Company's products or development of new products to avoid infringement, the success of which there can be no assurance, may require the Company to conduct additional clinical trials for such new or modified products in connection with United States regulatory approval and to revise its filings with the FDA or other regulatory agencies. Therefore, if the Company is determined to have infringed a patent held by one of its competitors, such event could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is continually reviewing the scope of United States and foreign patents and the status of any litigation with respect to patents of interest of which it is aware. The question of infringement and of the validity and breadth of patent claims involves complex legal and factual issues and is highly uncertain. There can be no assurance that any conclusion reached by the Company regarding infringement will be consistent with the resolution of such issue by a court. In any event, there can be no assurance that the Company will not be obliged to defend itself in court against allegations of infringement of third party patents. Patent litigation is very expensive and could subject the Company to significant liabilities, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

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

Government Regulation

         International sales of medical devices are subject to regulatory requirements in many countries. The regulatory review process required for commercial sales varies from country to country. In certain countries, the Company may also be subject to regulations governing clinical trials of its products. The Company or its distributors have received pre-market approvals in those countries that require them and in which the Company currently has commercial sales. Currently, pre-market approvals from particular countries within the European Economic Area (the 15 countries of the European Union and Norway and Iceland) and Switzerland are no longer required for those products with respect to which the Company has achieved compliance with the requirements of the Medical Devices Directive (the "MDD") discussed below. However, legislation has been proposed in France that would require manufacturers to declare their intent to market certain devices in France three months prior to launching such devices, even though the manufacturer may have achieved compliance with the MDD requirements.

         The Company takes an active role in the receipt of pre-market approvals and compliance with clinical trial requirements in those countries that require them, particularly in those countries where it has direct sales operations. However, to some extent the Company continues to rely on distributors in those countries where it continues to use distributors. The Company has in the past discovered instances of regulatory noncompliance by its distributors, and has, in response, caused the applicable distributor to file revised governmental notifications, ceased to sell commercially its products in the applicable countries or otherwise acted so as to halt any ongoing noncompliance in such countries. While the Company is not aware of any pending or threatened governmental action against it in any country in which it has done business, any enforcement action by regulatory authorities with respect to past or any future regulatory noncompliance could have a material adverse effect on the Company's business, financial condition and results of operations.


         Generally, in order to continue selling its products within the European Economic Area and Switzerland, the Company is required to achieve compliance with the requirements of the MDD and affix CE marking on its products to attest to such compliance. Products that have already been delivered to distributors will be able to continue to be sold by such distributors during a subsequent three-year transition period. To achieve compliance, the Company's products must meet the "essential requirements" of the MDD relating to safety and performance and the Company must successfully undergo verification of its regulatory compliance ("conformity assessment") by a qualified third party (a "Notified Body") selected by the Company. The Company currently utilizes TUV Product Service of Munich, Germany as its Notified Body. The nature of a Notified Body's assessment depends on the regulatory class of the product. The Company's coronary stent systems are currently in Class III, the highest risk class, and therefore subject to the most rigorous controls, while its peripheral stent systems are currently in Class IIb and are subject to somewhat lesser controls.

         The Company has received ISO 9001/EN46001 certification from its Notified Body with respect to the manufacturing of all of its coronary stent systems and certain of its peripheral stent systems. This certification applies to the manufacturing operations in each of the Company's Santa Rosa facilities and AVEC's facility in Canada. The Company obtained the right to affix CE marking to all of its coronary stent systems and certain of its peripheral stent systems and PTCA balloon catheters sold in all countries of the European Economic Area and Switzerland. The Company is subject to continued supervision by its Notified Body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are beyond the scope of the MDD. With respect to any products not already cleared for CE marking, the Company will in the future need to comply with the CE marking requirements or else it will be unable to sell such products in the European Economic Area or Switzerland unless and until compliance is achieved. There can be no assurance that the Company will be able to achieve or maintain compliance required for CE marking on all or any of its products or that it will be able to timely and profitably produce its products while complying with the requirements of the MDD and other regulatory requirements. Failure to achieve such compliance could have a material adverse effect upon the Company's business, financial condition and results of operations.

         In the United States, the Company is subject to extensive regulation of medical devices by the FDA as well as state and local authorities, including the California Department of Health Services. Generally, unless a medical device manufacturer can establish to the FDA's satisfaction that a newly developed device is "substantially equivalent" to a legally marketed device that does not itself require pre-market approval, the Federal Food, Drug and Cosmetic requires that the manufacturer submit a PMA for the device and obtain the FDA's approval of the PMA prior to marketing the device in the United States. It is expected that all of the Company's coronary stent systems and certain of its peripheral stent systems will be subject to the PMA process. The first step in the PMA approval process is usually the submission to the FDA of the results of laboratory and pre-clinical studies, which typically must be conducted in compliance with the FDA's regulations governing good laboratory practices, and a request for permission to clinically evaluate the device in humans under an IDE. Initiation of the study requires the approval of the FDA and of the institutional review board of the hospital or clinic participating in the clinical trial and written informed consent from all participating patients. Furthermore, FDA regulations subject sponsors of IDEs to certain requirements including proper monitoring of clinical investigations, selection of qualified investigators, recordkeeping, reporting of unanticipated adverse device events and submission of periodic progress reports. In addition, a sponsor is prohibited from promoting or commercializing a device prior to PMA approval. The PMA must contain, among other things, the results of the clinical trials, the results of all relevant bench tests, laboratory and pre clinical studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used for manufacture, including the method of sterilization. In addition, the submission must include the proposed labeling, advertising literature and physician training methods (if required). In general, data from adequate and well-controlled independent, statistically significant clinical trials must demonstrate the safety and effectiveness of the device in order to obtain approval of the PMA.

         After completion of the FDA's preliminary review, the submission is ordinarily sent to an FDA-selected scientific advisory panel composed of physicians and scientists with expertise in the particular field which (after holding any public hearings it deems necessary) then issues a recommendation to the FDA that may include conditions for approval. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable quality system regulation ("QSR") requirements. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will issue an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval order, authorizing commercial marketing of the device for certain indications. The sponsor may not promote the device for uses not approved by the FDA. The FDA also has the authority to impose certain post-approval requirements in a PMA approval order, including post-approval surveillance studies further evaluating the safety, efficacy and reliability of the device. Additional post-approval FDA requirements include Medical Device Reporting ("MDR") requirements, device tracking requirements and long-term data study requirements. Failure to comply with - any post-approval requirements may lead to withdrawal of FDA approval. The PMA review and approval process generally takes more than a year to complete from the date of acceptance by the FDA for filing, and may take substantially longer. In response to public concerns, the FDA has recently made efforts to reduce the time required to clear PMAs and PMA supplements, but review times for products such as the Company's remain long and there can be no assurance that the Company's PMA will receive any kind of expedited review. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA. Certain modifications to medical devices require FDA clearance, either under the IDE or in a PMA supplement. Such IDE and PMA supplements relating to product modifications require the submission of the same type of information required for an initial application, but because such subsequent filings need only contain sufficient information to support the change, they are generally more brief. The FDA generally does not use an advisory panel review for PMA supplements.


         The Company has incurred, and expects to continue to incur, substantial clinical research and other costs in connection with obtaining regulatory approvals for its stent systems in the United States and other countries.


         The Company supplies the United States market directly from its manufacturing facilities in Santa Rosa, California. Under current law, as long as the Company manufactures finished devices in the United States or imports or offers finished devices for import into the United States (except as may be covered by an IDE), the QSR requirements will apply and the Company expects that the FDA will inspect the Company's manufacturing facilities on a regular basis for compliance with applicable FDA regulations, including the QSR requirements. The QSR requirements mandate that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. The Company is also required to comply with various FDA requirements for labeling. Furthermore, in accordance with the FDA's MDR requirements the Company is required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations, assess civil and criminal penalties against the Company, its officers and its employees or require the Company to make substantial changes to its manufacturing operations. Any of such actions could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is also subject to environmental laws and regulations both in the United States and abroad. The operations of the Company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. There can be no assurance that a violation of such laws will not occur, or that any such violations will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

         The federal Medicare program and other major Third-Party Payors in the United States generally reimburse most acute, general care hospitals for inpatient medical treatment, including all operating costs and all furnished items or services, including devices such as the Company's, at a prospectively fixed rate based on the diagnosis-related group ("DRG") that covers such treatment, as established by the federal Health Care Financing Administration ("HCFA"). For interventional procedures, the fixed rate of reimbursement is based on the procedure or procedures performed and is unrelated to the specific devices used in that procedure. In addition, each interventional DRG payment is calculated to reflect the costs of a specific procedure or type of procedure. Effective October 1, 1997, HCFA assigned the procedure code associated with the implantation of a coronary stent to DRG 116 (a code which includes cardiac pacemaker implants). The Company believes that the reimbursement rate established in connection with such new DRG code generally reflects the current costs associated with the use of the Company's coronary stent systems. There can be no assurance, however, that any new reimbursement rates will sufficiently reflect the current or future costs associated with the use of the Company's stent systems.

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

Recent Acquisition Agreements


         On April 10, 1998, the Company entered into a definitive agreement to acquire World Medical Manufacturing Corporation. Under the terms of the agreement, World Medical's outstanding stock will be exchanged for, and its outstanding stock options converted into, stock and stock options of the Company valued at approximately $62 million, in a transaction to be accounted for as a purchase. The exchange ratio will be determined in accordance with a formula based on the average price of Company common stock during a period prior to the closing of the acquisition, subject to certain adjustments. The Company expects to incur a significant one-time charge related to the acquisition, largely in connection with the write-off of in-process research and development. The acquisition is expected to be completed in autumn 1998 and is subject to the approval of shareholders of World Medical and certain other conditions.

         On July 9, 1998, the Company entered into a definitive agreement with respect to the Bard Coronary Cath Lab business. The transaction is structured as an acquisition of the assets and certain liabilities of Bard related to, and the acquisition of stock of certain subsidiaries of Bard (the "Bard Subsidiaries") engaged in the coronary catheter lab business of Bard (the "Business"), and is to be accounted for as a purchase. Pursuant to the agreement, the Company will not acquire any cash or accounts receivable of the Business in consideration of the $550 million purchase price, but will purchase the trade accounts receivable of the Bard Subsidiaries for an amount equal to 95% of the book value of such receivables as of the closing of the transaction after deducting reserves for doubtful accounts. The product offerings of the Business include coronary PTCA balloon catheters (including perfusion rapid exchange catheters), guidewires, guide catheters, coronary diagnostic catheters and guidewires; introducers and vessel closure devices; coronary stents; and various other coronary components and accessories. For the year ended December 31, 1997, Bard's coronary catheter lab business reported revenues of approximately $215 million. The Company expects to incur a significant one-time charge related to the acquisition, largely in connection with the write-off of in-process research and development. The acquisition is expected to be completed in the autumn of 1998. When closed, these acquisitions are expected to substantially increase the Company's personnel, facilities and product offerings and to enable the Company to participate in new areas of interventional cardiology through a wider product portfolio and access to new markets and customers. However, there can be no assurance that these acquisitions will be successfully consummated or, if consummated, that the Company will successfully participate in new product areas subject to obtaining antitrust clearance in Ireland and certain other closing conditions.

         The Company expects to enter into a bank credit agreement for $600 million in senior secured credit facilities in order, among other things, to finance substantially all of the Bard Cath Lab Acquisition. The financing is expected to be subject to conditions customary for transactions of this nature. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company's high degree of leverage could have important consequences to the stockholders of the Company, including the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the Company's borrowings under such senior secured credit facilities will be at variable rates of interest, which will expose the Company to the risk of increased interest rates; (iv) the indebtedness outstanding under the senior secured credit facilities will be secured; (v) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (vi) the Company's substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or businesses.

         The Company may continue to choose to expand its operations or market presence through business combinations, acquisitions, investments, joint ventures or other strategic alliances with third parties. The World Medical and Bard transactions, and any similar transactions, are and will be accompanied by the risks commonly associated with such transactions, such as the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the diversion of the attention of management, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. There can be no assurance that the Company would be successful in overcoming these risks or any other potential problems encountered in connection with such business combinations, acquisitions, investments, joint ventures or other strategic alliances, or that such transactions would not have a material adverse effect on the Company's business, financial condition and results of operations.


         The Company intends to expand its operations by promoting new or complementary products and by expanding the breadth and depth of its product offerings, through the World Medical and Bard transactions and otherwise. Expansion of the Company's operations in this manner will require significant additional expense as well as substantial managerial, financial and operational resources. Furthermore, gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new product or business launched by the Company that is not favorably received by customers may damage the Company's reputation or the AVE brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded product offerings to offset its costs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Additional Business Risks

         The Company has recently experienced rapid growth in its facilities and the number of its employees, the number of products under development, the number and amount of products manufactured and sold and the geographic scope of its sales. This situation is compounded by the expected acquisitions of World Medical and Bard's coronary catheter lab business. While the Company has commenced the implementation of improved financial and management systems, is increasing personnel and expects to increase substantially its efforts in these areas, there can be no assurance that such systems and personnel will be efficiently integrated or will be adequate for the management of the Company's current or future operations, or that the Company will be able to manage such growth effectively.


         The Company has recently experienced an unsustainable level of growth, and there can be no assurance that the Company's future financial results will be comparable to its recent results. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the levels of third-party reimbursement, the Company's success in integrating acquisitions and expanding its direct sales force and distribution channels, and whether the Company can develop and market new products and control costs. In addition, the Company's future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the medical device industry, which is characterized by intense competition, rapid technological change and significant regulation.


         Substantially all of the Company's revenues are derived from sales of its coronary stent systems. The success of these products depends, among other things, on the nature of the technological advances inherent in the products' design, clinical trial results, market acceptance of the products, and the Company's receipt of regulatory approvals for the products. The life cycle of the Company's products is difficult to predict. To the extent that unit sales or pricing for any of the Company's products declines or the Company's newly introduced products are not commercially accepted, in each case whether as a result of technological change, competition or any other factors, such declines or lack of acceptance could have a material adverse effect upon the Company's business, financial condition and results of operations.

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


         The Company believes that its existing computer programs will not be adversely affected by the "Year 2000" problem, and is currently assessing whether any of its major customers, suppliers or service providers will be so affected. The Company believes that the computer programs to be acquired as part of the Bard Cath Lab Acquisition are not Year 2000 compliant and the Company is currently evaluating the steps necessary to assure that such acquired assets will not be adversely affected by the Year 2000 problem. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. Costs associated with the Year 2000 assessment and correction of problems are expensed as incurred. Based on management's current assessment, the Company does not believe that the cost of such actions will be material. Failure of the Company's computer systems or that of its customers, suppliers or service providers could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including variations in operating expenses, the costs and the outcome of litigation, the Company's ability to manufacture its products efficiently, competition (including pricing pressures), the timing of new product introductions or transitions to new products, the costs of establishing direct sales operations, the timing of research and development expenses (including clinical trial related expenditures), timing of regulatory and third party reimbursement approvals, the level of third-party reimbursement, sales by distributors, the mix of sales among distributors and the Company's direct sales force, the fluctuations in international currency exchange rates, and seasonal factors impacting the number of elective angioplasty or stent procedures. In addition, the Company's results of operations could be affected by the timing of orders from its distributors, changes in the Company's distributor network (including expenses in connection with termination of former distributors), the ability of the Company's direct sales force and independent distributors to effectively promote the Company's products, the ability of the Company to quickly and cost-effectively establish an effective direct sales force in targeted countries and the ability of the Company to successfully integrate acquisitions and to realize expected benefits from such acquisitions. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years and substantial growth in the most recent quarter, there can be no assurance that in the future the Company will sustain revenue or earnings growth on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts. The Company has experienced, and may experience in one or more future quarters, operating results that are below the expectations of public market analysts and investors. In such event, the price of the Company's common stock has been, and would likely be, materially and adversely affected.

         The Company's Amended and Restated Certificate of Incorporation and the Delaware General Corporation Law contain certain provisions, including the requirements of Section 203 of the Delaware General Corporation Law, that may delay or prevent an attempt by a third party to acquire control of the Company. In addition, the Company's Board of Directors has adopted a stockholder rights plan, commonly referred to as a "poison pill," that is intended to deter hostile or coercive attempts to acquire the Company and which was amended in May 1998 to account for the recent increase in the market price of the Company's common stock. The stockholder rights plan enables stockholders to acquire shares of the Company's common stock, or the common stock of an acquiror, at a substantial discount to the public market price should any person or group acquire more than 15% of the Company's common stock without the approval of the Board of Directors under certain circumstances. The Company has reserved 1,000,000 shares of Series A Junior Participating Preferred Stock for issuance in connection with the stockholder rights plan. The Company is authorized to issue an additional 4,000,000 shares of preferred stock in one or more series with terms to be fixed by the Board of Directors without a stockholder vote. While the Board of Directors has no current intentions or plans to issue any preferred stock, issuance of these shares could also be used as an anti-takeover device.


Employees

         At June 30, 1998, the Company and its subsidiaries had 2,177 regular and temporary employees worldwide of which 181 were involved in research and development, 1,569 in manufacturing and manufacturing support, 167 in sales and marketing, 180 in quality assurance and regulatory and clinical affairs and 80 in finance and administration. None of the Company's employees is currently covered by a collective bargaining agreement, but certain employees of Bard in Japan and Ireland who the Company would acquire upon the closing of the Bard Cath Lab Acquisition are covered by such an agreement. The Company believes that its relationship with its employees is good.

Executive Officers of the Company

         The executive officers of the Company and their ages and positions as of June 30, 1998 are as follows:

Name                       Age              Position

Scott J. Solano            41    President, Chief Executive Officer and
                                 Chairman of the Board of Directors
John D. Miller             41    Chief Financial Officer, Treasurer and Director
W. Kevin Bedsole           38    Vice President of International Sales
Gregory M. French          37    Vice President of Manufacturing
John A. Schiek             43    Vice President of Compliance
Creg W. Dance              44    Vice President of International Operations
Lawrence J. Fassler        38    Vice President of Legal Affairs, General
                                 Counsel and Secretary
Mark C. Brister            36    Vice President of Research and Development
Glenn S. Foley             41    Vice President of Sales, North America
Azin Parhizgar             38    Vice President of Quality, Clinical and
                                 Regulatory Affairs
Andrew P. Rasdal           40    Vice President of Marketing
Robert L. Harris           33    Vice President of Finance and Controller
W. Scott Wade              41    Vice President of Operations
Richard L. Klein           38    Vice President and Chief Patent Counsel

         Scott J. Solano has served as President, Chief Executive Officer and a Director of the Company since August 1997, after serving as the Company's Chief Operating Officer since February 1997, and became the Chairman of the Company's Board of Directors in January 1998. Prior to joining the Company, Mr. Solano served as Vice President of Research and Development at the Ohmeda medical device division of The BOC Group from February 1995 to February 1997. Mr. Solano also served as Vice President of New Product Development and Operations at the interventional vascular division of Medtronic, Inc., a medical device manufacturer, from September 1994 to February 1995, and as Director of New Product Development there from March 1991 to September 1994. Mr. Solano holds a B.S. degree from the State University of New York at Albany and a M.S. degree from Rensselaer Polytechnic Institute.

         John D. Miller is a founder of the Company and has served as Chief Financial Officer, Treasurer and a Director since the Company's inception. Mr. Miller also served as Vice President of Finance from January 1996 to March 1998, as Secretary from May 1995 to December 1996 and as Director of Finance from the Company's inception to January 1996. Mr. Miller performed his duties to the Company as a consultant from the Company's inception until January 1995, when he began devoting his full working time to the Company. Mr. Miller was a partner in a New York accounting firm until 1990, when he went into private practice. Mr. Miller holds a B.B.A. from Hofstra University.

         W. Kevin Bedsole has served as Vice President of International Sales and Marketing since March 1998 and previously served as Vice President of Worldwide Sales and Marketing from January 1996 to March 1998 and Director of Worldwide Sales and Marketing from March 1993 to January 1996. Prior to joining the Company, Mr. Bedsole spent seven years in interventional cardiology device sales with Cordis Corporation, a medical device manufacturer. Mr. Bedsole holds a B.S. degree from Florida State University.

         Gregory M. French has served as Vice President of Manufacturing since January 1996 and previously served as Director of Manufacturing from October 1992 to January 1996. From January 1989 to October 1992, Mr. French managed Northern California manufacturing operations for Peripheral Systems Group, a medical device manufacturing division of Eli Lilly ("PSG"), and also managed PSG's Advanced Development Group. Mr. French has also served with Advanced Cardiovascular Systems, Inc., a medical device manufacturer that is now a subsidiary of Guidant Corporation ("ACS"). Mr. French holds a B.S. degree from California Polytechnic State University, San Luis Obispo.


         John A. Schiek has served as Vice President of Compliance of the Company since March 1998, and previously served as Vice President of Quality, Regulatory and Clinical Affairs of the Company from January 1996 to March 1998. Mr. Schiek also served as Director of Regulatory Affairs and Quality Assurance of the Company from February 1993 to January 1996. Mr. Schiek had previously served as the Quality and Reliability Engineering Department head of PSG from January 1989 to February 1993 and from 1992 to 1993 was a member of the executive staff in charge of Quality Assurance and Regulatory Affairs at PSG. Mr. Schiek has also worked for ACS as a Quality Engineering Specialist and has worked in the fields of quality assurance, product development and program evaluation since 1979. Mr. Schiek holds a B.A. degree from the University of Wisconsin -- Milwaukee and an M.S. degree from San Jose State University.


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

         Lawrence J. Fassler has served as Vice President of Legal Affairs, General Counsel and Secretary since March 1998 and previously served as General Counsel since October 1996 and Secretary since December 1996. Prior to joining the Company, Mr. Fassler served as an attorney with Cooley Godward LLP from August 1995 to October 1996 and with Shearman & Sterling from March 1991 to June 1995. Mr. Fassler holds a B.S. degree from the University of California at Berkeley and a J.D./M.B.A. degree from Columbia University.


         Mark C. Brister has served as Vice President of Research and Development of the Company since January 1998 and previously served as a Senior Manufacturing Engineer since November 1993. Prior to joining the Company, Mr. Brister served as an engineer with PSG. Mr. Brister studied at the University of California at Riverside.


         Glenn S. Foley has served as Vice President of Sales, North America of the Company since March 1998 and previously served as Director of Sales, North America of the Company since February 1997. Prior to joining the Company, Mr. Foley served as Price Strategist of Managed Care and National Accounts at the Vascular Intervention division of Guidant Corporation, a medical device manufacturer, from November 1996 to February 1997. Prior to that time, Mr. Foley served as a sales representative at ACS from January 1992 to November 1996. From March 1989 to January 1992, Mr. Foley served as the Western Area Sales Manager at Baxter Healthcare Corp. and held various other positions at Baxter Healthcare Corp. from 1982 through March 1989. Mr. Foley holds a B.A. degree from East Stroudsburg University.

         Azin Parhizgar has served as Vice President of Clinical Research, Regulatory Affairs and Quality Assurance of the Company since March 1998 and previously served as Director of Clinical Research and Regulatory Affairs from November 1996 to March 1998. Prior to joining the Company, Ms. Parhizgar served as the Director of Corporate Regulatory and Clinical Affairs at Summit Technology, Inc., a medical device manufacturer, from August 1995 to November 1996. Ms. Parhizgar also served as the Regulatory Affairs Program Manager in the Vascular Systems division of C.R. Bard, Inc. from February 1994 to July 1995 and as a senior regulatory affairs specialist at Johnson & Johnson Professional, Inc. from December 1992 to January 1994. Ms. Parhizgar holds a B.S. degree from Boston College and Sc.M. and Ph.D. degrees from Brown University.

         Andrew P. Rasdal has served as Vice President of Marketing of the Company since March 1998 and previously served as Director of Marketing of the Company since February 1997. Prior to joining the Company, Mr. Rasdal held sales and marketing positions for EP Technologies, a division of Boston Scientific Corporation, from March 1993 to February 1997. From May 1992 through February 1993, Mr. Rasdal served as a sales representative for SCIMED Lifesystems, Inc. Mr. Rasdal also served as a sales representative and as a business analyst with ACS from June 1990 to May 1992. Mr. Rasdal holds a B.S. degree from San Jose State University and an M.M. degree from the Kellogg Graduate School of Business at Northwestern University.

         Robert L. Harris has served as Vice President of Finance and Controller of the Company since March 1998 and as Controller from November 1995 to March 1998. Prior to joining the Company, Mr. Harris spent six years in public accounting with Coopers & Lybrand.


         W. Scott Wade has served as Vice President of Operations of the Company since May 1998 and previously served as Director of Operations of the Company since January 1998. Prior to joining the Company, Mr. Wade served as Director of Operations at the Ohmeda Medical Device Division of the BOC Group from February 1994 to December 1997. From July 1992 to January 1994, Mr. Wade served as a Texas Instruments' Loaned Executive to the Agile Manufacturing Enterprise Forum at Lehigh University, and prior to that was an Operations Manager at Texas Instruments' Defense Systems and Electronics Group. Mr. Wade holds a B.S. degree from Virginia Polytechnic and State University.

         Richard L. Klein has served as Vice President and Chief Patent Counsel of the Company since June 1998 and Patent Counsel of the Company since June 1996. Prior to joining the Company, Mr. Klein served as an attorney with the law firm of Fischbach, Perlstein, Lieberman & Yanny from May 1994 to May 1996. Mr. Klein also served as Assistant Patent Counsel at the California Institute of Technology and Jet Propulsion Laboratory from January 1989 through April 1994. Prior to that, Mr. Klein served as an examiner with the United States Patent Trademark Office from June 1982 to September 1988. Mr. Klein holds a B.S. degree from the State University of New York at Buffalo and a J.D. degree from Southwestern University School of Law.


ITEM 2.  PROPERTIES


         The Company owns two buildings aggregating 195,000 square feet in Santa Rosa, California that serve as the Company's corporate headquarters and house most of its administrative offices, research laboratories and manufacturing facilities. The Company also leases or subleases approximately 59,000 square feet in Santa Rosa, California, or nearby communities which house additional administrative offices and manufacturing and warehouse facilities, as well as a sales office in Atlanta, Georgia. Such leases and subleases expire at various times from February 1999 to July 2002. The Company's wholly owned subsidiary, AVEC, leases approximately 45,000 square feet in Richmond, British Columbia, which house AVEC's offices and assembly facility. The lease for such facility expires in August 2001. The Company's international subsidiaries maintain international sales offices in France, Germany, the Netherlands (to service the Benelux countries), Switzerland, and the United Kingdom. The Company's European subsidiaries collectively lease administrative offices and warehouse space of approximately 6,500 square feet under leases that expire at various times between September 1997 and May 2006. The Company believes that its facilities are adequate to meet its space requirements through at least mid-1999. As part of the Bard Cath Lab Acquisition, the Company expects to obtain an aggregate of over 275,000 additional square feet of manufacturing and administrative office space in Billerica, Massachusetts and Galway, Ireland, as well as significant office and warehouse space in Japan.


ITEM 3.  LEGAL PROCEEDINGS

         The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements and risk factors in this Item 3 include, without limitation, statements regarding the anticipated outcome of litigation. All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additional forward-looking statements and risk factors include those discussed in the sections entitled "Item 1. Business," "Item 5. Market for the Registrant's Common Equity and Related Stockholders," "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations," and "Item 8. Financial Statements and Supplementary Data," as well as those that may be set forth in the reports filed by the Company from time to time on Forms 10-Q and 8-K.

         ESS Litigation. Effective as of October 1992, a subsidiary of the Company purchased substantially all the assets of Endothelial Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS") in consideration of certain royalty payments payable by the Company based on the net sales of products using or adapted from such assets. The Company was informed that the shareholders of ESS ratified the transaction on May 27, 1993. The purchased assets included an application for a stent patent which resulted in a patent owned by the Company. Following such asset purchase, the Company, between June 1993 and March 1995, purchased in several transactions 100% of the shares of capital stock of ESS from its shareholders in consideration of shares of common stock of the Company and, in certain instances, other consideration, and ESS was merged into the Company.

         On or about May 28, 1996, Dr. Azam Anwar and Benito Hidalgo, each of whom is a former shareholder of ESS (who together held approximately 48% of ESS's outstanding shares of common stock) and each of whom currently holds shares of common stock of the Company, filed a lawsuit in the District Court of Dallas County, Texas. The suit names as defendants the Company, John D. Miller, a director, officer and principal stockholder of the Company, Bradly A. Jendersee, a principal stockholder and a former director and officer of the
Company, Dr. Simon H. Stertzer, a stockholder and former director of the Company, and Dr. Gerald Dorros, a stockholder of the Company. The plaintiffs allege multiple claims for relief, including (but not limited to) common law fraud, negligent misrepresentation, securities fraud pursuant to the Texas Securities Act, fraud pursuant to the Texas Business and Commercial Code, control person liability, aider and abetter liability of the individual defendants, civil conspiracy, breach of fiduciary duty, and constructive fraud in connection with the Company's acquisition of ESS and the Company's acquisition of shares of ESS capital stock from the plaintiffs. The plaintiffs seek $395 million in damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS, punitive damages, interest and attorneys' fees and other relief.


         The defendants, including the Company, have filed counterclaims against the plaintiffs. The defendants allege claims against Mr. Hidalgo for, among other things, specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief based on comparative indemnity, contribution and absence of fraud. The defendants allege claims against Dr. Anwar for intentional and negligent interference with contract, breach of contract, defamation and business disparagement, fraud, equitable estoppel and declaratory relief based on comparative indemnity, contribution, and absence of fraud. The defendants also added Mrs. Anwar and Mrs. Hidalgo as involuntary plaintiffs, seeking a declaration of Mrs. Anwar's ownership interest in Dr. Anwar's shares and Mrs. Hidalgo's interest in Mr. Hidalgo's shares. A trial date has been set for October 19, 1998.


         The Company believes it has meritorious defenses to the claims alleged by the plaintiffs, and that it has meritorious claims against the plaintiffs, in the action. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has agreed to indemnify each of the individuals named as defendants in the lawsuits against the Company relating to the ESS transaction.

         U.S. Patent Litigation. Two of the Company's competitors have filed claims against the Company with respect to their alleged intellectual property rights. The Company has filed for declaratory and injunctive relief in connection with one of the competitors' claims and for damages and declaratory and injunctive relief in connection with the other competitor's claim.


         On October 21, 1997, the Company received notice that it had been named as an additional defendant, along with Boston Scientific Corporation and SCIMED Life Systems, Inc., in a lawsuit originally filed by Cordis Corporation ("Cordis") against Guidant Corporation and Advanced Cardiovascular Systems, Inc. in federal district court in Delaware. Cordis alleges, among other things, that the sale by the Company of its stents in the United States would infringe on certain patents licensed by Cordis. The complaint seeks declaratory and injunctive relief, unspecified damages, attorneys' fees and other relief. On November 6, 1997, the Company filed a motion to dismiss Cordis' complaint. On December 29, 1997, Cordis filed a motion for preliminary injunctive relief, but on July 20, 1998, Cordis withdrew such motion.


         On December 24, 1997, the Company received notice that Advanced Cardiovascular Systems, Inc. ("ACS"), a subsidiary of Guidant Corporation, had filed a lawsuit against the Company in federal district court in San Jose, California. ACS alleges, among other things, that the Company is selling in the United States stents that infringe on certain patents of ACS. On April 10, 1998, ACS filed a second lawsuit against the Company alleging infringement of a patent that was granted subsequent to the filing of the initial lawsuit. This second lawsuit, also filed in federal district court in San Jose, involves a division application that is within the family of patents that are the subject of the initial lawsuit. Each of the complaints seeks injunctive relief, unspecified damages, attorneys' fees and other relief. On June 1, 1998, the federal district court in San Jose granted the Company's motion to transfer each of the lawsuits to the federal district court in Delaware.

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

         On February 18, 1998, the Company filed a lawsuit against ACS in federal district court in Delaware, alleging infringement of two patents of the Company, breach of contract, misappropriation of trade secrets, unfair competition, and conversion. The complaint seeks unspecified damages, attorney's fees and other relief, as well as a declaration that certain patents of ACS are invalid, void and unenforceable.

         On April 24, 1998, Johnson & Johnson and Expandable Grafts Partnership filed an action against the Company in the Federal Court of Canada, Trial Division in Toronto. The claim alleges that the Company is selling certain stents in Canada that infringe a Canadian patent of the plaintiffs. The claim seeks declaratory and injunctive relief, unspecified damages, attorney's fees and other relief.


         On June 15, 1998, C.R. Bard, Inc. ("Bard") filed a writ of summons against the Company in the District Court of The Hague, the Netherlands. The writ alleges that the Company is selling in the Netherlands certain PTCA catheters that infringe a European patent of Bard. The writ seeks injunctive relief, civil fines, unspecified damages and costs. The patent in question will be transferred to the Company if the Bard Cath Lab Acquisition is consummated.


         On August 13, 1998, the Company filed a lawsuit against Boston Scientific Corporation and its subsidiary SCIMED Life Systems, Inc. in federal district court in Delaware, alleging infringement of two patents of the Company. The complaint seeks injunctive relief, unspecified damages, attorneys' fees and other relief.

         The Company believes that it has meritorious defenses to the claims alleged by the plaintiffs, and meritorious claims against the defendants, in the aforementioned actions. However, no assurance can be given as to the outcome of the actions. The inability of the Company to prevail in the actions, including the loss or impairment of the right to produce products in the United States, could have a material adverse effect on the Company's business, financial condition and results of operations. In the patent suits that have been and from time to time will be filed by the Company against its competitors, counterclaims by the defendants with respect to the validity and enforceability of the Company's patents are likely and, if successful, such counterclaims could have a material adverse effect on the Company's business, financial condition and results of operations.

         Claims of Terminated Distributors. In connection with the Company's termination of certain distributor relationships, several of such distributors have filed claims against the Company with respect to such terminations.

         In November 1996, in connection with the Company's termination of its distribution relationship with Alfatec-Medicor N.V. ("Alfatec-Medicor") and Medicor Nederland B.V. ("Medicor Nederland") in Belgium and The Netherlands, respectively, effective September 30, 1996, the Company received notice of a lawsuit filed by Alfatec-

Medicor in the Second Chamber of the Commercial Court of Brussels, Belgium, alleging insufficient notice of termination of a distribution agreement between the parties, promotion costs, personnel restructuring claims and additional compensation. Alfatec-Medicor seeks compensation of BF189,389,135 (approximately $5.2 million using current exchange rates), of which BF30,000,000 (approximately $825,000) is sought as a provisional payment. A pleadings hearing is scheduled for October 5, 1998.

         In connection with the Company's termination of its distribution relationship in France with Medi Service, S.A.R.L./Fournitures Hospitalieres S.A. effective September 30, 1996, the Company received notice from such distributor that it had filed an action before the Tribunal de Grande Instance of Mulhouse in France seeking compensation for breach of an alleged exclusive distribution agreement for an indeterminate period between the parties. The action included a claim for compensation equal to the total value of such distributor's business, which the distributor valued at FF400,000,000 (approximately $67 million using current exchange rates). The Company counterclaimed for unpaid accounts receivable of approximately $1.8 million and for damages for abusive legal proceedings. On September 23, 1996, the Tribunal rejected the distributor's claims for damages for unlawful termination as well as the Company's counterclaim for abusive legal proceedings. On February 2, 1998, the Tribunal ordered the distributor to pay the accounts receivable sought by the Company and also ordered the Company to repurchase the distributor's remaining inventory, tentatively valued at $921,500. On February 10, 1997, the distributor filed an appeal of the Tribunal's decision of September 23, 1996 with the Court of Appeals of Colmar, and the parties have exchanged briefs in the appellate proceeding. A final procedural hearing is scheduled for September 18, 1998.

         The Company has consulted with local counsel in Belgium and France and believes that the termination of each of the distributor relationships was lawful. The Company understands that under the laws of Belgium, under certain circumstances, certain indemnities may be claimed by distributors for insufficient notice of termination and/or goodwill compensation. No assurance can be given as to the outcome of any pending or threatened litigation.

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

Market Information


         The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "AVEI." The following table sets forth the high and low closing sales prices for the Company's common stock since public trading commenced on April 3, 1996, as furnished by Nasdaq and as adjusted for the Company's two-for-one stock split, effected in the form of a 100% stock dividend, that occurred in the third quarter of fiscal 1998. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions.


                                                    High            Low
Year ended June 30, 1998

         Fourth Quarter                            $39.500        $28.250
         Third Quarter                             $44.063        $25.625
         Second Quarter                            $32.500        $22.938
         First Quarter                             $28.313        $15.375


Year ended June 30, 1997

         Fourth Quarter                            $16.125       $  6.125
         Third Quarter                             $ 9.625       $  5.750
         Second Quarter                            $14.563       $  4.500
         First Quarter                             $18.125       $  9.125


Year ended June 30, 1996

         Fourth Quarter (beginning April 3)        $24.750        $14.750

         As of July 31, 1998, there were approximately 289 stockholders of record (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 25,000 beneficial holders of the Company's Common Stock. The Company's stock price has been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company participates in a highly dynamic industry, which has and may continue to result in significant volatility of the price of the Company's common stock. Announcements of technological innovations or new products by the Company or its competitors (including future competitors with alternative technologies), release of reports by securities analysts, developments or disputes concerning patents or proprietary rights, regulatory developments, changes in regulatory or medical reimbursement policies, economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Common Stock. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies or industries.

Dividend Policy


         The Company has not historically paid cash dividends and currently intends to retain any future earnings for use in its business for the foreseeable future. The bank credit agreement to be entered into by the Company in connection with the Bard Cath Lab Acquisition is expected to impose restrictions on the ability of the Company to pay cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA
                                                                               Fiscal Year Ended June 30,
                                                                  -----------------------------------------------------
                                                                   1998        1997       1996        1995       1994
                                                                   ----        ----       ----        ----       ----
                                                                         (in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales                                                         $387,645    $79,420    $55,228    $17,141     $2,897
Cost of sales                                                       72,690     16,217     10,565      4,515      1,631
                                                                  --------    -------    -------    -------     ------
Gross profit                                                       314,955     63,203     44,663     12,626      1,266
Operating expenses:
         Research and development                                   37,208     11,422      6,480        987        594
         Selling, general and administrative                        96,964     22,510      8,437      1,807        870
         Settlement costs                                              --          --         --        425        358
                                                                  --------    -------    -------    -------     ------
Operating income (loss)                                            180,783     29,271     29,746      9,407       (556)
Interest and other income                                            5,463      4,190      1,460        237         21
                                                                  --------    -------    -------    -------     ------
Income (loss) before provision for income taxes                    186,246     33,461     31,206      9,644       (535)
Provision for income taxes                                          71,126     11,711     10,766      3,004          3
                                                                  --------    -------    -------    -------     ------
Net income (loss)                                                 $115,120    $21,750    $20,440    $ 6,640     $ (538)
                                                                  ========    =======    =======    =======     ======

Net income (loss) per share - basic                               $   1.86    $  0.37    $  0.44    $  0.18     $(0.02)

Net income (loss) per share - diluted                             $   1.76    $  0.34    $  0.36    $  0.13     $(0.02)

Shares used in per share calculation - basic                        61,989     58,447     46,926     36,081     35,317
Shares used in per share calculation - diluted                      65,228     63,289     56,617     49,300     35,317


                                                                                        June 30,
                                                                 ------------------------------------------------------
                                                                    1998       1997       1996       1995       1994
                                                                    ----       ----       ----       ----       ----
                                                                                      (in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents                                         $ 48,282   $ 25,036   $ 59,238    $ 2,533    $ 1,882
Working capital                                                    204,510    114,486    106,925      4,413        415
Total assets                                                       387,469    147,979    122,157     13,089      3,086
Retained earnings (accumulated deficit)                            162,022     46,902     25,152      4,712     (1,928)
Total stockholders' equity                                         276,978    138,200    116,571      8,129      1,004


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

Overview

         The Company is engaged in the design, development, manufacturing and marketing of stent systems and PTCA balloon catheters designed to be utilized in connection with less invasive treatment of atherosclerosis. The Company believes that it is currently one of the leading providers of coronary stent systems. The Company began commercial sales of its PTCA catheters in October 1993, its coronary stent systems in October 1994, and its peripheral stent systems in December 1996. In June 1997, the Company's Japanese distributor received regulatory approval for the sale in Japan of the Company's coronary stent systems, and in January 1998 the Company received the related reimbursement approval. In December 1997, the Company received a PMA from the FDA in connection with its commencement of commercial sales of its coronary stent systems in the United States. Prior to that time, international sales accounted for substantially all of the Company's revenues.

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

         Generally, the Company manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. From time to time, however, the Company develops short-term backlogs in connection with the scale-up of manufacturing of its stent products. There can be no assurance that the Company will be successful in scaling up production of new or modified products or that it will not experience manufacturing difficulties or develop backlogs in the future, particularly with respect to the significant demands of the U.S. market. The Company has recently completed construction of a 130,000 square foot building at its corporate headquarters campus in Santa Rosa, California, which is largely devoted to manufacturing activities. However, there can be no assurance that such new manufacturing facility is sufficient to allow the Company to adequately supply the significant demands of the U.S. market on a long-term basis.

         The Company has a limited history of operations. The increase in the Company's sales to date has been due to greater demand for the Company's stent systems and, to a much lesser degree, its PTCA balloon catheter systems. The Company believes that it is currently one of the leading providers of stent systems internationally. In order to support increased levels of sales in the future and to augment its long-term competitive position, the Company anticipates that it will be required to make continuing significant additional expenditures in manufacturing, research and development (including clinical study and regulatory costs), sales and marketing and administration, both in absolute dollars and as a percentage of net sales.

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

         The increasing number of devices in the international stent market and the desire of companies to obtain market share has resulted in increased price competition, particularly in the second and third quarters of fiscal 1997. Such competition has, in the past, caused the Company to reduce prices on its stent systems. The Company expects that, as the stent industry develops, competition and pricing pressures will increase. In particular, it is likely that in the United States the FDA will begin to use a streamlined PMA process once a sufficient number of similar coronary stent products have been cleared for commercial sale in the United States, and will permit coronary stent manufacturers to utilize a simplified clinical trial structure in obtaining marketing approval here as sufficient stent performance data enters the public domain. Thus, the regulatory barriers to entry in the United States coronary stent market that currently exist may, in the future, be lowered significantly with respect to both new market entrants and new products introduced by existing U.S. competitors. If the Company is forced to effect further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors.

         The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including variations in operating expenses, the costs and the outcome of litigation, costs associated with integration of acquisitions, the Company's ability to manufacture its products efficiently, competition (including pricing pressures), the timing of new product introductions or transitions to new products, the costs of establishing direct sales operations, the timing of research and development expenses (including clinical trial related expenditures), timing of regulatory and third party reimbursement approvals, the level of third-party reimbursement, sales by distributors, the mix of sales among distributors and the Company's direct sales force, the fluctuations in international currency exchange rates, and seasonal factors impacting the number of elective angioplasty or stent procedures. In addition, the Company's results of operations could be affected by the timing of orders from its distributors, changes in the Company's distributor network (including expenses in connection with termination of former distributors), the ability of the Company's direct sales force and independent distributors to effectively promote the Company's products and the ability of the Company to quickly and cost-effectively establish an effective direct sales force in targeted countries. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years and substantial growth in the most recent quarter, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts. The Company has experienced, and may experience in one or more future quarters, operating results that are below the expectations of public market analysts and investors. In such event, the price of the Company's common stock has been, and would likely be, materially and adversely affected.


         The Company believes that its existing computer programs will not be adversely affected by the "Year 2000" problem, and is currently assessing whether any of its major customers, suppliers or service providers will be so affected. The Company believes that the computer programs to be acquired as part of the Bard Cath Lab Acquisition are not Year 2000 compliant and the Company is currently evaluating the steps necessary to assure that such acquired assets will not be adversely affected by the Year 2000 problem. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. Costs associated with the Year 2000 assessment and correction of problems are expensed as incurred. Based on management's current assessment, the Company does not believe that the cost of such actions will be material. Failure of the Company's computer systems or that of its customers, suppliers or service providers could have a material adverse effect on the Company's business, financial condition and results of operations.

Results of Operations - Years Ended June 30, 1998 and 1997

         Net sales. For the fiscal year ended June 30, 1998, net sales were $387.6 million, an increase of 388% from $79.4 million in fiscal 1997. The increase in net sales was primarily due to significant increases in net sales of the Company's Micro Stent II and GFX coronary stent systems in the United States and of GFX coronary stent systems in Japan. The Company first began sales of its Micro Stent II coronary stent systems in the United States in late December 1997 and of its GFX coronary stent systems in late March 1998. The Company first began sales of its GFX coronary stent systems in Japan in July 1997. Outside of the United States, the GFX family of coronary stent systems was responsible for a substantial majority of the Company's net sales. The GFX was released in certain countries internationally in September 1996, and the GFX 2.5 and the GFX XL were released in certain countries internationally in June 1997. The Company expects that coronary stent system sales, particularly of the Company's GFX(TM) family of products, will constitute the vast majority of total net sales in the near future, and that the United States will continue to produce a significant portion of the Company's total net sales.

         The Company experienced sales growth during the fiscal year in all of its major markets, including the United States, Europe, and Japan. Sales in the United States, Europe and Asia represented approximately 65%, 19% and 12%, respectively, of the Company's total net sales during fiscal 1998. Japan Lifeline Co., Ltd., the Company's Japanese distributor, accounted for approximately 11% of the Company's total net sales for the year ended June 30, 1998.


         In certain international territories, including Europe, the Company suffered price reductions during the fiscal year. These price reductions were attributable both to competitive pressures and, in those countries outside of the United States where the Company has direct sales operations, exchange rate fluctuations. If the Company is forced to effect further price reductions, such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors.

         Cost of Sales. Cost of sales increased to $72.7 million in the year ended June 30, 1998 from $16.2 million in fiscal 1997, and decreased as a percentage of net sales to 18.8% in fiscal 1998 from 20.4% in fiscal 1997. The increase in absolute dollars during the fiscal year was primarily a result of the increased volume of products sold and, to a lesser extent, the costs of additional manufacturing capacity and personnel necessary to support increased sales volume and $20.9 million in special general employee bonuses paid or accrued during the period. The decrease as a percentage of net sales during fiscal 1998 was primarily the result of increased aggregate average selling prices (primarily due to U.S. sales), leveraging certain fixed overhead expenses across a higher base of sales and, to a lesser extent, decreased average unit manufacturing costs (excluding the effect of the special general employee bonuses).

       The Company expects cost of sales (excluding the effect of the special general employee bonuses) to continue to increase in absolute dollars as the Company increases the volume of products sold and adds additional manufacturing capacity and personnel. If the Company is successful in continuing to leverage certain fixed overhead expenses across a higher base of sales and to reduce average unit manufacturing costs, the Company expects cost of sales as a percentage of net sales to remain at a level generally similar to that experienced in fiscal 1998.

         Research and Development. Research and development expenses, which include clinical study and regulatory costs, increased to $37.2 million in the year ended June 30, 1998 from $11.4 million in fiscal 1997, and decreased as a percentage of net sales to 9.6% in fiscal 1998 from 14.4% in fiscal 1997. The increase in absolute dollars during the fiscal year was primarily due to the addition of research and development personnel, increased levels of spending in connection with clinical studies relating to the GFX, GFX 2.5, and GFX XL coronary stent systems and costs incurred in connection with the development of additional products. In addition, during the fiscal year the Company incurred approximately $4.6 million in legal expenses relating to ongoing patent litigation and $4.5 million in special general employee bonuses paid or accrued during the period. The decrease as a percentage of net sales during the fiscal year was primarily the result of leveraging research and development expenses across a higher base of sales.


         The Company expects research and development expenses (excluding the effect of the special general employee bonuses) to continue to increase in absolute dollars as the Company increases clinical trial activities, pursues the development of new products and incurs increased legal costs related to patent litigation. If the Company is successful in continuing to leverage research and development expenses across a higher base of sales, the Company expects such expenses as a percentage of net sales to remain at a level generally similar to that experienced in fiscal 1998.


         Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars to $97.0 million in the year ended June 30, 1998 from $22.5 million in the comparable period in fiscal 1997, and decreased as a percentage of net sales to 25.0% in fiscal 1998 from 28.3% in fiscal 1997. The increase during the fiscal year in absolute dollars primarily reflected additional costs of sales, marketing and other personnel necessary to support the Company's higher level of operations, including the commencement of direct sales operations in the United States in late December 1997, as well as sales and marketing assistance to the Company's Japanese distributor and increased reserves against, among other things, unpaid accounts receivable balances attributable to former European distributors of the Company. Additionally, during fiscal 1998, the Company incurred a $9.8 million special general employee bonus expense and increased legal costs relating primarily to litigation with former shareholders of Endothelial Support Systems, Inc., subsequently known as Endovascular Support Systems, Inc. ("ESS"), and certain distributor terminations, which together resulted in related legal expenses of $7.4 million for the period. The decrease in percentage of sales for the fiscal year was primarily the result of leveraging selling, general and administrative expenses across a higher base of sales.


         The Company expects selling, general and administrative costs (excluding the effect of the special general employee bonuses) to continue to increase in absolute dollars in the future primarily due to increased levels of sales, product support and manufacturing operations, as well as increases in finance, legal and administrative costs. If the Company is successful in continuing to leverage selling, general and administrative expenses across a higher base of sales, the Company expects such expenses as a percentage of net sales to remain at a level generally similar to that experienced in fiscal 1998.


         Interest and Other Income. The Company had interest and other income of $5.5 million in the year ended June 30, 1998, compared to $4.2 million in fiscal 1997. The increase during the fiscal year was primarily due to higher cash, cash equivalents and short-term investments balances.


         Provision for Income Taxes. The Company's provision for income taxes was $71.1 million in the year ended June 30, 1998, compared to $11.7 million in fiscal 1997. The increase in this provision was a result of the Company's higher earnings during fiscal 1998.

         The income tax rate on sales in the United States has been and will likely continue to be higher than that related to the Company's international sales, which receive a benefit from the Company's foreign sales corporation.

         Net Income. The Company had net income of $115.1 million, or 29.7% of net sales, in the year ended June 30, 1998 compared to net income of $21.7 million, or 27.4% of net sales, in fiscal 1997.

Results of Operations - Years Ended June 30, 1997 and 1996

         Net sales. For the year ended June 30, 1997, net sales increased to $79.4 million, an increase of 43.8% from $55.2 million for fiscal 1996. The increase in net sales was due to significant increases in sales of the Company's stent systems, particularly the GFX and the Micro Stent II family of products. The GFX was released in certain countries internationally in September 1996, and the Micro Stent II was released in certain countries internationally in October 1995.

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

         Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars to $22.5 million in fiscal 1997 from $8.4 million in fiscal 1996, and increased as a percentage of net sales to 28% in fiscal 1997 from 15% in fiscal 1996. A one-time charge of $2.6 million was included in fiscal 1996 in connection with the termination of certain patent royalty obligations. Excluding the effect of this charge, selling, general and administrative expenses increased from $5.8 million or 11% of net sales for fiscal 1996. The increase during fiscal 1997 in absolute dollars and as a percentage of sales primarily reflected additional costs of marketing and other personnel necessary to support the Company's higher level of operations, including the commencement of direct sales operations in France, Germany, the Netherlands (to service the Benelux countries), Switzerland and the United Kingdom. Additionally, the increase reflects increased legal costs relating primarily to litigation with former shareholders of ESS, which resulted in related legal expenses of $3.4 million during fiscal 1997.

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

Liquidity and Capital Resources


         Net cash provided by operating activities was $71.7 million for fiscal 1998. Net cash used in operating activities in fiscal 1997 was $20.0 million, and net cash used by operating activities in fiscal 1996 was $20.5 million. Excluding the effect of transactions in short-term investments, the Company had net cash provided by operating activities of $136.4 million for fiscal 1998 and $9.9 million in fiscal 1997, principally arising as a result of positive net income for the period. Cash, cash equivalents and short-term investments totaled $175.1 million at June 30, 1998 as compared to $87.2 million at June 30, 1997. Working capital increased to $204.5 million at June 30, 1998 as compared to $114.5 million at June 30, 1997. Inventories increased to $9.5 million at June 30, 1998 from $7.3 million at June 30, 1997, primarily due to increased sales activity. The Company expects accounts receivable and inventories to increase in absolute dollar amounts as sales increase.


         In connection with the construction of a new manufacturing facility, in August 1997 the Company entered into a bank credit agreement for a revolving credit facility of $20 million. The interest rate on such facility was LIBOR plus one-half of one percent. Such facility was secured by certain of the Company's short-term investments and was due and payable on August 31, 1998. The bank credit agreement contained no material restrictive covenants and was repaid in full during the fourth quarter of fiscal 1998. The Company incurred $53.2 million in capital expenditures during fiscal 1998, primarily relating to the construction of such new manufacturing facility and the purchase of related manufacturing equipment.

         During the third quarter of fiscal 1998, the Company's Board of Directors declared a two-for-one stock split that was effected in the form of a 100% stock dividend. The stock split resulted in the issuance of approximately 32 million additional shares of common stock.

         A significant portion of the Company's revenues are currently derived from sales outside of the United States. As a result, the Company's financial results will be affected by changes in foreign currency exchange rates to the extent that such sales may be denominated in foreign currency. The Company is currently exposed to fluctuations in currencies in western Europe and in Singapore. During fiscal 1997, the Company began a program of from time to time entering into derivative financial instruments in the form of forward exchange contracts in order to reduce the uncertainty of foreign exchange rate movement on inter-Company sales denominated in foreign currencies. These contracts are designed to specifically hedge against gains or losses incurred from foreign currency transactions and are not used for trading or speculative purposes. Forward exchange contracts are used to hedge material foreign currency-denominated receivables and payables. They are generally settled between three to six months with gains or losses recorded in "Selling, general and administrative" expenses to offset gains or losses on foreign currency receivables and payables. As of June 30, 1998, however, the Company had no such currency hedging instruments outstanding.

         In connection with the Bard Cath Lab Acquisition, the Company expects to enter into a bank credit agreement for $600 million in senior secured credit facilities, of which $200 million would be five-year term loans (the "Term A Loans"), $350 million would be six-year term loans (the "Term B Loans") and $50 million would be a five-year revolving credit facility (the "Revolving Loans"). The term loans are expected to amortize and be prepayable at any time, subject to customary breakage provisions. Initial interest rates are expected to be at the higher of the London InterBank Offered Rate ("LIBOR") plus 2.00% or an agreed pricing grid for the Term A Loans and the Revolving Facilities and at the higher of LIBOR plus 2.25% or an agreed pricing grid for the Term B Loans. The Term A Loans, the Term B Loans and the Revolving Loans outstanding would be reduced by certain mandatory prepayments, including (i) 100% of the net proceeds from debt issuances, subject to certain exceptions, (ii) 100% of the net proceeds from extraordinary asset sales, subject to certain exceptions, (iii) 50% of the first $200 million of the net cash proceeds from any issuances of equity securities of the Company and 50% of any further net cash proceeds from issuances of equity securities of the Company if the Company's then current leverage ratio exceeds 2.5, and (iv) 50% of the Company's consolidated annual excess cash flow if the Company's then current leverage ratio exceeds 2.5. The bank credit agreement is expected to contain restrictive financial covenants relating to a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth of the Company. The bank credit agreement would also contain customary negative covenants, including restrictions on (i) the incurrence of additional debt, (ii) payment of restricted payments, (iii) liens, (iv) sales of assets, (v) acquisitions, mergers or similar combinations, (vii) transactions with affiliates, and (viii) capital expenditures. The senior secured credit facilities are expected to be secured by substantially all the operating assets of the Company and its subsidiaries and a pledge of the capital stock of the Company's material subsidiaries, including a subsidiary to be formed that will hold a substantial portion of the assets acquired from Bard.


         The Company's high degree of leverage could have important consequences to the stockholders of the Company, including the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the Company's borrowings under such senior secured credit facilities will be at variable rates of interest, which will expose the Company to the risk of increased interest rates; (iv) the indebtedness outstanding under the senior secured credit facilities will be secured; (v) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (vi) the Company's substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or businesses.

         The Company is expected to incur substantial additional costs, including costs relating to capital equipment and other costs associated with expansion of the Company's manufacturing capabilities, increased sales and marketing activities (including the establishment of direct sales forces internationally), and increased research and development expenditures in connection with seeking regulatory approvals and conducting additional clinical trials. The Company also intends to expand its operations by promoting new or complementary products and by expanding the breadth and depth of its product offerings, and may do so by entering into business combinations, acquisitions, investments, joint ventures or other strategic alliances with third parties. The Company may require additional equity or debt financing to address its working capital needs, to provide funding for capital expenditures in the future or to finance any such acquisitions or strategic alliances. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and may increase the Company's leverage. There can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that it will be available on terms acceptable to the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition --Liquidity and Financial Condition" for information related to quantitative and qualitative disclosures about market risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) for an index to the Company's consolidated financial statements as of June 30, 1998 and 1997 and for each of the three years in the period ended June 30, 1998.

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

Quarterly Results of Operations

         The following table sets forth certain unaudited consolidated results of operations for the fiscal years ended June 30, 1998 and 1997. This information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normally recurring adjustments) necessary to fairly present this information.
The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                     First             Second             Third            Fourth
                                                    Quarter            Quarter           Quarter           Quarter
                                                    -------            -------           -------           -------
                                                                (in thousands, except per share data)
Year  ended June 30, 1998

Net sales                                          $26,263            $38,303         $141,203           $181,877
Gross profit                                        20,774             30,647          113,657            149,878
Operating income                                     7,779             10,830           66,789             95,387
Net income                                           5,710              7,754           42,242             59,415
Net income per share - basic                          0.10               0.12             0.67               0.95
Net income per share - diluted                        0.09               0.12             0.64               0.90


Year  ended June 30, 1997

Net sales                                          $18,568            $18,228        $  20,402          $  22,222
Gross profit                                        15,657             14,495           15,806             17,245
Operating income                                    10,670              6,032            6,257              6,311
Net income                                           7,765              4,606            4,633              4,746
Net income per share - basic                          0.13               0.08             0.07               0.08
Net income per share - diluted                        0.12               0.07             0.07               0.07


         Results of the Company's operations may fluctuate significantly from quarter to quarter and will depend on numerous factors, including (i) variations in operating expenses, (ii) the costs and outcome of litigation, (iii) competition (including pricing pressures), (iv) the timing of research and development expenses (including clinical trial related expenditures), (vi) the timing of new product introductions or transitions to new products, (vi) the timing of regulatory and third party reimbursement approvals, (vii) the costs and the timing of establishing direct sales operations, (viii) the mix of sales among distributors and the Company's direct sales force, (ix) the level of third party reimbursement, (x) the Company's ability to manufacture its products efficiently, and (x) seasonal factors impacting the number of elective angioplasty procedures. Announcements or expected announcements by the Company or its competitors of new products or technologies could cause customers to defer purchases of existing products of the Company and alter the mix of products sold by the Company, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that future products or product enhancements can be successfully introduced or that such introductions will not adversely affect the demand for existing products. Since the Company believes there are typically fewer elective interventional procedures during the summer months due to vacation schedules of patients and health care providers, especially in Europe, sales of the Company's products may slow during the Company's first fiscal quarter of each year (the quarter ending September 30). The Company expects that its quarterly operating results will fluctuate in the future as a result of these and other factors. Due to such quarterly fluctuations in operating results, quarter to quarter comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as indicators of likely future performance or annual operating results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's directors and the compliance of certain reporting persons with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption "Election of Directors" and "Compliance with the Reporting Requirements of Section 16(a)" in the Company's proxy statement for use in connection with the Annual Meeting of Stockholders to be held on November 12, 1998 (the "1998 Proxy Statement") and is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

         Information regarding Company's executive officers is set forth in this Form 10-K in Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference from the information set forth under the caption " Executive Compensation" in the Company's 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information required by this item is incorporated herein by reference from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  information  required  by this  item  is  incorporated  herein  by
reference   from  the   information   set  forth  under  the  caption   "Certain
Transactions" in the Company's 1998 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

                                                                           Page
                                                                           ----
      (1)  Consolidated Financial Statements


           Report of Ernst & Young LLP, Independent Auditors                38
           Consolidated Balance Sheets at June 30, 1998 and 1997            39
           Consolidated Statements of Operations for the three
           years ended June 30, 1998                                        40
           Consolidated Statements of Stockholders' Equity for the
           three years ended June 30, 1998                                  41
           Consolidated Statements of Cash Flows for the three
           years ended June 30, 1998                                        42
           Notes to Consolidated Financial Statements                       43


      (2)  Financial Statement Schedules

           Schedule II     Valuation and Qualifying Accounts                59

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

 10.1 Company's 1996 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed September 16, 1997).

 10.2 Company's 1996 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, filed September 26,
         1996).

 10.3 Company's 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company's annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed September 16, 1997).

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

 10.6 Termination Agreement dated August 11, 1995 between the Company and Century Medical, Inc. (incorporated by reference to Exhibit 10. 5 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

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

 10.8 Amendment, dated as of July 9, 1997, to the International Distribution Agreement dated as of January 22, 1997 between Japan Lifeline Co., Ltd. and the Company (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed September 16, 1997). (Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

 10.9 Amendment No. 2, dated as of August 22, 1997, to the International Distribution Agreement dated as of January 22, 1997 between Japan Lifeline Co., Ltd. and the Company (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, filed September 16, 1997). (Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

 10.10 Amendment No. 3, dated as of December 22, 1997, to the International Distribution Agreement dated as of January 22, 1997 between Japan Lifeline Co., Ltd. and the Company (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1997, filed January 16, 1998). (Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

 10.11 Employment Agreement, dated as of March 17, 1995, between the Company and Bradly A. Jendersee (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

 10.12 Employment Agreement Amendment between the Company and Bradly A. Jendersee (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1 No. 333-00824, filed March 7, 1996).

 10.13 Employment Agreement, dated as of March 17, 1995, between the Company and Robert D. Lashinski (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

 10.14 Employment Agreement Amendment between the Company and Robert D. Lashinski (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1 No. 333-00824, filed March 7, 1996).

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

 10.18 Employment Agreement, dated as of March 17, 1995, between the Company and John A. Schiek (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

 10.19 Employment Agreement, dated as of February 3, 1997, between the Company and Scott J. Solano (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996, filed February 14, 1997).

 10.20 Form of Change in Control Option Vesting Acceleration Agreement between the Company and Lawrence J. Fassler, Glenn S. Foley, Andrew P. Rasdal, and certain other employees (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996, filed February 14, 1997).

 10.21 Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit
         10.25 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, filed November 13, 1996).

 10.22 Rights Agreement, dated as of February 26, 1997, between the Company and The First National Bank of Boston (incorporated by reference to
         Exhibit 1 to the Company's Current Report on Form 8-K, filed February 27, 1997).

 10.23 Amendment to Rights Agreement, effective May 28, 1998, between the Company and BankBoston, N.A. (formerly known as The First National Bank of Boston) (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, filed June 9, 1998).

 10.24 Stock Exchange Agreement, dated as of December 22, 1994, between the Company and Benito Hidalgo (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

 10.25 Stock Exchange Agreement, dated as of March 27, 1995, between the Company and Michael D. Bonneau (incorporated by reference to Exhibit
         10.15 to the Company's Registration Statement on Form S-1 No. 333-00824, filed February 1, 1996).

 10.26 Lease, dated August 5, 1996, and First Amendment thereto, between Ruth Waltenspiel, Dixie Walker and the Company, concerning the facilities at 5341, 5343, 5345 and 5347 Skylane Boulevard, Santa Rosa, California (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, filed November 13, 1996).

 10.27 Second Amendment to Lease, dated May 5, 1997, to that certain Lease dated August 5, 1996 between Dixie Walker, Ruth Waltenspiel and the Company, as amended (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed May 15, 1997).

 10.28 Lease, dated as of April 28, 1997, between Bruce and Sandra Rocco and the Company concerning the facility at 5355 Skylane Boulevard, Santa Rosa, California (incorporated by reference to Exhibit 10.26 to the Company's 1997 Annual Report on Form 10-K, filed September 16, 1997).

 10.29* Sublease, dated as of June 30, 1997, between the Company and Verticom, Inc. concerning the facility at 1201 Corporate Center Parkway, Santa Rosa, California.

 10.30 Lease, dated as of May 19, 1997, between the Company and SBR Development concerning the facility at 7975 Cameron Center Drive, Buildings 100 and 300, Santa Rosa, California (incorporated by reference to Exhibit 10.28 to the Company's 1997 Annual Report on Form 10-K, filed September 16, 1997).

 10.31 Lease, dated August 10, 1994, between Bentall Properties Ltd, Westminster Management Corporation and Arterial Vascular Engineering Canada, Inc., concerning the facility at 13155 Delf Place, Richmond, British Columbia (incorporated by reference to Exhibit 10.29 to the Company's 1997 Annual Report on Form 10-K, filed September 16, 1997).

 10.32 Addendum to Lease and Lease Amending Agreement, dated as of July 21, 1997, between Arterial Vascular Engineering Canada, Inc. and Bentall Properties Ltd. concerning 13140 Delf Place Richmond, British Columbia (incorporated by reference to Exhibit 10.30 to the Company's 1997 Annual Report on Form 10-K, filed September 16, 1997).

 10.33 Lease, dated as of October 29, 1997, between the Company and SBR Development concerning the facility at 7975 Cameron Center Drive, Building 200, Windsor, California (incorporated by reference to Exhibit
         10.31 to the Company's 1997 Annual Report on Form 10-K, filed September 16, 1997).

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

 21.1*   Subsidiaries of the Company.

 23.1*   Consent of Ernst & Young LLP, Independent Auditors.

 24.1* Power of Attorney (reference is made to the signature page of this Form 10-K). 27* Financial Data Schedule.

-------------
*        Filed herewith.

(b)      Reports on Form 8-K

                  On May 22, 1998, the Company filed a Form 8-K with respect to its restatement of earnings per share information pursuant to the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, which replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share.

         Report Date:        May 21, 1998
         Filing Date:        May 22, 1998
         Item 5 -- Other Events
         Item 7 -- Exhibits

                  On June 9, 1998, the Company filed a Form 8-K with respect to an amendment to the Rights Agreement dated as of February 26, 1997 between the Company and BankBoston, N.A. (formerly known as The First National Bank of Boston). The amendment provides that the purchase price under the Rights Agreement for one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, par value $.001 per share, is changed from $75.00 to $175.00 (taking into account the stock dividend previously distributed by the Company).

         Report Date:        May 28, 1998
         Filing Date:        June 9, 1998
         Item 5 -- Other Events
         Item 7 -- Exhibits

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

                       ARTERIAL VASCULAR ENGINEERING, INC.



Date:  September 4, 1998                  /s/ Scott J. Solano
                                          -------------------------------------
                                          Scott J. Solano
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors


         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott J. Solano and John D. Miller, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:  September 4, 1998            /s/ Scott J. Solano
                                    -------------------------------------------
                                    Scott J. Solano
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)



Date:  September 4, 1998            /s/ John D. Miller
                                    -------------------------------------------
                                    John D. Miller
                                    Chief Financial Officer, Treasurer
                                    and Director
                                    (Principal Financial and Accounting Officer)



Date:  September 4, 1998            /s/ Craig E. Dauchy
                                    -------------------------------------------
                                    Craig E. Dauchy
                                    Director



Date:  September 4, 1998            /s/ George B. Borkow
                                    -------------------------------------------
                                    George B. Borkow
                                    Director

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                      with

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
Arterial Vascular Engineering, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Arterial Vascular Engineering, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arterial Vascular Engineering, Inc. and Subsidiaries at June 30, 1998 and 1997, and the consolidated statements of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP

Palo Alto, California
July 17, 1998

                              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except per share data)
                                                                                            June 30,
                                                                                ---------------------------------
                                                                                       1998              1997
                                                                                ---------------    --------------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                                        $ 48,282          $ 25,036
     Short-term investments                                                            126,843            62,192
     Accounts receivable, net of allowance for doubtful accounts of                    109,851            22,850
          $9,687 and $1,080 at June 30, 1998 and 1997
     Inventories                                                                         9,524             7,302
     Deferred income tax                                                                14,687             2,413
     Prepaid expenses and other current assets                                           5,814             4,472
                                                                                ---------------    --------------
         Total current assets                                                          315,001           124,265

Property, plant and equipment, net                                                      71,095            21,759
Deferred income tax                                                                        896             1,598
Other assets                                                                               477               357
                                                                                ---------------    --------------
         Total assets                                                                 $387,469          $147,979
                                                                                ===============    ==============

                                LIABILITIES
Current liabilities:

     Accounts payable                                                                 $ 13,894         $   4,035
     Accrued employee bonus                                                             25,585               387
     Accrued expenses                                                                   27,530             5,357
     Income taxes payable                                                               43,482                 -

                                                                                ---------------    --------------
         Total current liabilities                                                     110,491             9,779
                                                                                ---------------    --------------

Commitments and contingencies (Note 7)

                            STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value
     Authorized: 5,000 shares
     Issued and outstanding: None                                                            -                 -
Common Stock, $0.001 par value
     Authorized: 100,000 shares
     Issued and outstanding, including shares in treasury:
         63,974 and 62,094 shares at June 30, 1998 and 1997                                 64                62
Additional paid-in capital                                                             117,281            92,990
Deferred compensation                                                                     (268)                -
Treasury Stock, at cost; 60 shares at June 30, 1998 and 1997                              (390)             (390)
Cumulative translation adjustment                                                       (1,731)           (1,364)
Retained earnings                                                                      162,022            46,902
                                                                                ---------------    --------------
     Total stockholders' equity                                                        276,978           138,200
                                                                                ---------------    --------------
     Total liabilities and stockholders' equity                                       $387,469          $147,979
                                                                                ===============    ==============

               The accompanying notes are an integral part of these consolidated financial statements

                         ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands, except per share data)
                                                                      Year Ended June 30,
                                                          ---------------------------------------------
                                                               1998             1997            1996
                                                          ------------    -------------    ------------

Net sales                                                    $387,645          $79,420         $55,228
Cost of sales                                                  72,690           16,217          10,565
                                                          ------------    -------------    ------------
Gross profit                                                  314,955           63,203          44,663
                                                          ------------    -------------    ------------

Operating expenses:
   Research and development                                    37,208           11,422           6,480
   Selling, general and administrative                         96,964           22,510           8,437
                                                          ------------    -------------    ------------
     Total operating expenses                                 134,172           33,932          14,917
                                                          ------------    -------------    ------------

Operating income                                              180,783           29,271          29,746
Interest and other income                                       5,463            4,190           1,460
                                                          ------------    -------------    ------------
Income before provision for income taxes                      186,246           33,461          31,206
Provision for income taxes                                     71,126           11,711          10,766
                                                          ------------    -------------    ------------
Net income                                                   $115,120          $21,750         $20,440
                                                          ============    =============    ============

Net income per share - basic                                   $ 1.86           $ 0.37          $ 0.44

Net income per share - diluted                                 $ 1.76           $ 0.34          $ 0.36

Shares used to calculate net income per share:
   Basic                                                       61,989           58,447          46,926
   Diluted                                                     65,228           63,289          56,617



               The accompanying notes are an integral part of these consolidated financial statements

                                        ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (In thousands)

                                                            Notes                                           Retained
                           Common Stock       Additional Receivable For                       Cumulative    Earnings
                           ----------------    Paid-in     Common      Deferred   Treasury    Translation (Accumulated
                            Shares    Amount   Capital      Stock     Compensation  Stock     Adjustment    Deficit)       Total
                           --------   -----   ----------   ---------   --------    -------    ----------    --------     ----------
Balances, June 30, 1995     43,362    $ 43      $ 6,799    $ (3,126)    $ (299)    $    -     $      -      $   4,712    $    8,129

Issuance of common stock       220       -        1,321           -          -          -            -             -          1,321
Issuance of common stock     9,643      10           25           -          -          -            -             -             35
  upon exercise of stock
  options

Common stock offering        8,500       9       81,306           -          -          -            -             -         81,315
(Note 8)
Amortization of deferred         -       -            -           -        212          -            -             -            212
  compensation
Income tax reduction             -       -        2,294           -          -          -            -             -          2,294
  relating to stock
plans
Repayment of notes               -       -            -       2,825          -          -            -             -          2,825
receivable
Net income                       -       -            -           -          -          -            -        20,440         20,440

                           --------   -----   ----------   ---------   --------    -------    ---------    ----------     ----------
Balances, June 30, 1996     61,725      62       91,745        (301)       (87)         -            -        25,152        116,571
Issuance of common stock       369       -          204           -          -          -            -             -            204
  upon exercise of stock
  options
Treasury stock purchased         -       -            -           -          -       (390)           -             -           (390)
Amortization of deferred         -       -            -           -         87          -            -             -             87
  compensation
Income tax reduction             -       -        1,041           -          -          -            -             -          1,041
  relating to stock
  plans
Repayment of notes               -       -            -         301          -          -            -             -            301
receivable
Translation adjustment           -       -            -           -          -          -       (1,364)            -         (1,364)
Net income                       -       -            -           -          -          -            -        21,750         21,750
                           --------   -----   ----------   ---------   --------    -------    ---------    ----------     ----------
Balances, June 30, 1997     62,094      62       92,990           -          -       (390)      (1,364)       46,902        138,200
Issuance of common stock     1,880       2        4,764           -          -          -            -             -          4,766
  upon exercise of stock
  options and Employee
  Stock Purchase Plan
Deferred compensation            -       -          302           -       (302)         -            -             -              -
Amortization of deferred         -       -            -           -         34          -            -             -             34
  compensation
Income tax reduction             -       -       19,225           -          -          -            -             -         19,225
  relating to stock
  plans
Translation adjustment           -       -            -           -          -          -         (367)            -           (367)
Net income                       -       -            -           -          -          -            -       115,120        115,120
                           ========   =====   ==========   =========   ========    =======    =========    ==========     ==========
Balances, June 30, 1998     63,974    $ 64     $117,281    $      -    $ (268)     $ (390)    $ (1,731)    $ 162,022      $ 276,978
                           ========   =====   ==========   =========   ========    =======    =========    ==========     ==========


               The accompanying notes are an integral part of these consolidated financial statements


                         ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                                                   Year Ended June 30,
                                                          ------------------------------------
                                                            1998          1997          1996
                                                          --------     ---------     ---------
Cash flows from operating activities:
   Net income                                            $ 115,120     $  21,750     $  20,440
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                        3,650         1,706           817
        Provision for doubtful accounts                      8,618           804           186
        Provision for obsolete inventory                     2,429           317           261
        Amortization of deferred compensation                   34            87           212
        Income tax reduction relating to stock plans        19,225         1,041         2,294
        Deferred income taxes                              (11,572)       (1,823)       (1,100)
        Changes in assets and liabilities:

        Short-term investments                             (64,651)      (29,838)      (31,054)
        Accounts receivable                                (95,927)      (11,348)       (8,422)
        Inventories                                         (5,111)       (4,912)       (2,693)
        Prepaid expenses and other current assets           (1,671)       (1,904)       (2,068)
        Accounts payable                                     9,884         2,405         1,319
        Accrued employee bonus                              25,280            56           183
        Accrued expenses                                    22,254         3,336         1,132
        Customer deposits                                     --            --          (1,405)
        Income taxes payable                                44,141        (1,633)         (603)

                                                         ---------     ---------     ---------
            Net cash provided by (used in) operating        71,703       (19,956)      (20,501)
activities
                                                         ---------     ---------     ---------

Cash flows from investing activities:
   Proceeds of investments                                    --            --             100
   Acquisition of property, plant and equipment            (53,177)      (14,379)       (8,390)
                                                         ---------     ---------     ---------
            Net cash used in investing activities          (53,177)      (14,379)       (8,290)
                                                         ---------     ---------     ---------

Cash flows from financing activities:
   Increase in short-term borrowings                        17,471          --            --
   Repayment of short-term borrowings                      (17,471)         --            --
   Proceeds from issuance of common stock                    4,766           204        82,671
   Treasury stock purchased                                   --            (390)         --
   Repayment of notes receivable                              --             301         2,825
                                                         ---------     ---------     ---------
            Net cash provided by financing activities        4,766           115        85,496
                                                         ---------     ---------     ---------

Effect of exchange rate changes on cash and cash               (46)           18          --
   equivalents

Net increase (decrease) in cash and cash equivalents        23,246       (34,202)       56,705
Cash and cash equivalents, at beginning of period           25,036        59,238         2,533
                                                         ---------     ---------     ---------
Cash and cash equivalents, at end of period              $  48,282     $  25,036     $  59,238
                                                         =========     =========     =========

Supplemental cash flow information:
   Income taxes paid                                     $  19,701     $  14,206     $  10,175
Supplemental disclosures of non-cash investing and
financing activities:
     Transfer of available-for-sale investments to       $    --       $    --       $   1,300
trading


               The accompanying notes are an integral part of these consolidated financial statements

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Formation and Business of the Company

     Arterial  Vascular  Engineering,  Inc., (the "Company") was incorporated in
     Delaware in July 1991 to address the rapidly expanding market for angioplasty products. The Company designs, develops, manufactures and markets a variety of highly specialized stent systems and percutaneous transluminal coronary angioplasty ("PTCA") balloon catheters. The Company's stents are used as arterial support devices in connection with balloon angioplasty or other minimally invasive treatments of atherosclerosis (the formation of deposits in the arteries) and to prevent abrupt closure of vessels in higher-risk angioplasty procedures. The Company commenced operations in 1991 and began marketing its PTCA balloon catheters in October 1993, its coronary stent systems in October 1994, and its peripheral stent systems in December 1996. In April 1996, the Company began its first direct sales operation in Europe and in December 1997 began selling directly in the United States. Currently, the Company has direct operations in each of France, Germany, the Netherlands (to service the Benelux countries), Switzerland, the United Kingdom and Singapore. In June 1997, the Company's Japanese distributor received regulatory approval for the sale in Japan of the Company's coronary stent systems, and in January 1998 the Company received the related reimbursement approval.

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

     Accounts Receivable

     Accounts receivable consists of trade receivables arising from sales of product to customers. The Company does not require collateral for its receivables. Reserves are maintained for potential credit losses. Actual losses may differ from the Company's estimates which could have a material impact on the Company's future results of operations.

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

     Purchased Technology

     Purchased   technology   is   capitalized   at  cost  and  amortized  on  a
     straight-line basis over its useful life.

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

     Key Suppliers

     The Company relies on some outside sources for catheter components and from time to time the Company has experienced shortages of certain supplied materials that have significantly affected its ability to produce enough product to satisfy market demand. The Company currently relies upon a single supplier of the medical grade stainless steel from which the Company's stents are machined. The Company is continually reviewing its own capabilities and the capabilities of other potential suppliers of medical grade stainless steel, although to date no such other suppliers have been able to produce materials meeting the Company's quality standards. The Company has also agreed to indemnify certain suppliers against certain potential product liability exposure. The establishment of additional or replacement suppliers for certain components or materials cannot be accomplished quickly, largely due to the FDA approval system and the complex nature of manufacturing processes employed by many suppliers. The failure to obtain sufficient quantities of component materials on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

     Net Income Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS No.
     128)". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income per share - diluted, as reported, includes the effect of dilutive stock options (using the treasury stock method). All net income per share amounts presented have been restated to conform to SFAS No. 128 requirements, where appropriate.

             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.   Summary of Significant Accounting Policies (continued)

     The table below sets forth the  computation of basic and diluted net income per share (in thousands, except per share data):
                                                                                Year Ended June 30,
                                                                        -------------------------------------
                                                                           1998         1997         1996
                                                                        -----------  -----------  -----------
      Numerator:
           Net income                                                     $115,120      $21,750      $20,440
                                                                        -----------  -----------  -----------

      Denominator for net income per share - basic:
           Weighted average common shares outstanding                       61,989       58,447       46,926
      Denominator for net income per share - diluted:
           Effect of dilutive securities:
               Employee stock options                                        2,270        1,395        4,582
               Other dilutive securities                                       969        3,447        5,109
           Weighted average common shares and dilutive
                                                                        -----------  -----------  -----------
               securities outstanding                                       65,228       63,289       56,617
                                                                        -----------  -----------  -----------

      Net income per share - basic                                        $   1.86      $  0.37      $  0.44
      Net income per share - diluted                                      $   1.76      $  0.34      $  0.36


     Stock Split

     On February 4, 1998, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a 100% stock dividend payable to stockholders of record at the close of business on February 17, 1998. Distribution of the additional shares resulting from the stock split occurred on March 2, 1998. The stock split resulted in the issuance of
     approximately  32  million   additional   shares.  All  references  in  the
     accompanying consolidated financial statements to common shares and per-share amounts for the current and prior periods have been restated to reflect the stock split.

     Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS No. 123)," encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB No. 25)" and related Interpretations.

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income (SFAS No. 130)", and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131)." The Company is required to adopt these statements in fiscal year 1999. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

3.   Financial Instruments

     Revolving Credit Agreement

     In August 1997, the Company signed a revolving credit agreement with a financial institution under which the Company could borrow up to $20 million for the construction of new manufacturing facilities at its headquarters in Santa Rosa, California, with an interest rate of LIBOR plus one-half of one percent. In April 1998, the entire outstanding balance was repaid, and the credit agreement was terminated. The credit facility was secured by certain of the Company's short-term investments.

             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   Financial Instruments (continued)


     Foreign Currency Instruments

     A substantial element of the Company's revenues are currently derived from sales outside of the United States. As a result, the Company's financial results will be affected by changes in foreign currency exchange rates to the extent that such sales may be denominated in foreign currency. The Company is exposed to fluctuations in currencies in western Europe.

     During the year ended June 30, 1997, the Company began a program of entering into derivative financial instruments in the form of forward exchange contracts ("forwards") in order to reduce the uncertainty of foreign exchange rate movement on inter-Company sales denominated in foreign currencies. These contracts are designed to specifically hedge against gains or losses incurred from foreign currency transactions and are not used for trading or speculative purposes. The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of foreign currency hedging activities. Forwards are used to hedge material foreign currency denominated receivables and payables. They are generally settled between three to six months with gains or losses recorded in "Selling, general and administrative" expenses, to offset gains or losses on foreign currency receivables and payables. As of June 30, 1998, the Company had no such currency hedging and instruments outstanding.

4.   Inventories

     Inventories comprise (in thousands):


                                                           June 30,
                                                    ------------------------
                                                        1998          1997
                                                    -----------   ----------
                      Raw materials                    $3,346      $   925
                      Work in process                   2,554        3,044
                      Finished goods                    3,624        3,333
                                                    -----------   ----------
                                                       $9,524       $7,302
                                                    ===========   ==========




5.   Property, Plant and Equipment

     Property, plant and equipment comprise (in thousands):


                                                                                  June 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------   ----------
                      Land                                                   $11,232     $  2,891
                      Buildings and improvements                              34,104        8,590
                      Manufacturing equipment                                 15,425        5,486
                      Computers and equipment                                  4,582        2,218
                      Furniture and fixtures                                   3,146        1,737
                      Leasehold improvements                                   3,342          872
                                                                           -----------   ----------
                                                                              71,831       21,794
                      Less accumulated depreciation and amortization          (6,311)      (2,575)
                                                                           -----------   ----------
                                                                              65,520       19,219
                      Construction in progress                                 5,575        2,540
                                                                           -----------   ----------
                                                                             $71,095      $21,759
                                                                           ===========   ==========

             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   Accrued Expenses

     Accrued expenses comprise (in thousands):



                                                             June 30,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
                      Payroll and related benefits       $14,451       $1,874
                      Professional and other fees          5,377        1,089
                      Clinical trial costs                 3,792          432
                      Sales taxes                          2,463        1,160
                      Other accrued expenses               1,447          802
                                                      -----------  -----------
                                                         $27,530       $5,357
                                                      ===========  ===========


7.   Commitments and Contingencies

     Commitments

     The Company leases its facilities under operating lease agreements expiring in 1998 through 2007. Total rent expense under all operating leases was $369,000, $898,000 and $1,345,000 for the years ended June 30, 1996, 1997 and 1998, respectively. In addition, the Company leases vehicles for certain of its European staff.

     The future minimum annual lease payments as of June 30, 1998 under operating leases are as follows:


                       Year Ending June 30,                (In thousands)
                       --------------------
                       1999                                        $1,385
                       2000                                         1,086
                       2001                                           733
                       2002                                           363
                       2003                                           194
                       Thereafter                                     254
                                                                ==========
                                                                   $4,015
                                                                ==========



The Company has commitments under various construction contracts totaling approximately $19.6 million.

             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   Commitments and Contingencies (continued)

     Contingencies

     ESS Litigation. Effective as of October 1992, a subsidiary of the Company purchased substantially all the assets of Endothelial Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS") in consideration of certain royalty payments payable by the Company based on the net sales of products using or adapted from such assets. The Company was informed that the shareholders of ESS ratified the transaction on May 27, 1993. The purchased assets included an application for a stent patent which resulted in a patent owned by the Company. Following such asset purchase, the Company, between June 1993 and March 1995, purchased in several transactions 100% of the shares of capital stock of ESS from its shareholders in consideration of shares of common stock of the Company and, in certain instances, other consideration, and ESS was merged into the Company.

     On or about May 28, 1996, Dr. Azam Anwar and Benito Hidalgo, each of whom is a former shareholder of ESS (who together held approximately 48% of ESS's outstanding shares of common stock) and each of whom currently holds shares of common stock of the Company, filed a lawsuit in the District Court of Dallas County, Texas. The suit names as defendants the Company, John D. Miller, a director, officer and principal stockholder of the Company, Bradly A. Jendersee, a principal stockholder and a former director and officer of the Company, Dr. Simon H. Stertzer, a stockholder and former director of the Company, and Dr. Gerald Dorros, a stockholder of the Company. The plaintiffs allege multiple claims for relief, including (but not limited to) common law fraud, negligent misrepresentation, securities fraud pursuant to the Texas Securities Act, fraud pursuant to the Texas Business and Commercial Code, control person liability, aider and abetter liability of the individual defendants, civil conspiracy, breach of fiduciary duty, and constructive fraud in connection with the Company's acquisition of ESS and the Company's acquisition of shares of ESS capital stock from the plaintiffs. The plaintiffs seek $395 million in damages, rescission of the Company's acquisition of the ESS assets and its subsequent acquisition of the ESS stock, reconstitution of ESS, punitive damages, interest and attorneys' fees and other relief.

     The defendants, including the Company, have filed counterclaims against the plaintiffs. The defendants allege claims against Mr. Hidalgo for, among other things, specific performance, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief based on comparative indemnity, contribution and absence of fraud. The defendants allege claims against Dr. Anwar for intentional and negligent interference with contract, breach of contract, defamation and business disparagement, fraud, equitable estoppel and declaratory relief based on comparative indemnity, contribution, and absence of fraud. The defendants also added Mrs. Anwar and Mrs. Hidalgo as involuntary plaintiffs, seeking a declaration of Mrs. Anwar's ownership interest in Dr. Anwar's shares and Mrs. Hidalgo's interest in Mr. Hidalgo's shares. A trial date has been set for October 19, 1998.

     The Company believes it has meritorious defenses to the claims alleged by the plaintiffs, and that it has meritorious claims against the plaintiffs, in the action. However, no assurance can be given as to the outcome of the action. The inability of the Company to prevail in the action, including the loss or impairment of the right to produce products based on the Company's issued patents, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has agreed to indemnify each of the individuals named as defendants in the lawsuits against the Company relating to the ESS transaction.

     U.S. Patent Litigation. Two of the Company's competitors have filed claims against the Company with respect to their alleged intellectual property rights. The Company has filed for declaratory and injunctive relief in connection with one of the competitors' claims and for damages and declaratory and injunctive relief in connection with the other competitor's claim.

     On October 21, 1997, the Company received notice that it had been named as an additional defendant, along with Boston Scientific Corporation and SCIMED Life Systems, Inc., in a lawsuit originally filed by Cordis
     Corporation ("Cordis") against Guidant Corporation and Advanced Cardiovascular Systems, Inc. in federal district court in Delaware. Cordis alleges, among other things, that the sale by the Company of its stents in the United States would infringe on certain patents licensed by Cordis. The complaint seeks declaratory and injunctive relief, unspecified damages, attorneys' fees and other relief. On November 6, 1997, the Company filed a motion to dismiss Cordis' complaint. On December 29, 1997, Cordis filed a motion for preliminary injunctive relief, but on July 20, 1998, Cordis withdrew such motion.

             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   Commitments and Contingencies (continued)

     On December 24, 1997, the Company received notice that Advanced Cardiovascular Systems, Inc. ("ACS"), a subsidiary of Guidant Corporation, had filed a lawsuit against the Company in federal district court in San Jose, California. ACS alleges, among other things, that the Company is selling in the United States stents that infringe on certain patents of ACS. On April 10, 1998, ACS filed a second lawsuit against the Company alleging infringement of a patent that was granted subsequent to the filing of the initial lawsuit. This second lawsuit, also filed in federal district court in San Jose, involves a division application that is within the family of patents that are the subject of the initial lawsuit. Each of the complaints seeks injunctive relief, unspecified damages, attorneys' fees and other relief. On June 1, 1998, the federal district court in San Jose granted the Company's motion to transfer each of the lawsuits to the federal district court in Delaware.

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

     On February 18, 1998, the Company filed a lawsuit against ACS in federal district court in Delaware, alleging infringement of two patents of the Company, breach of contract, misappropriation of trade secrets, unfair competition, and conversion. The complaint seeks unspecified damages, attorney's fees and other relief, as well as a declaration that certain patents of ACS are invalid, void and unenforceable.

     On April 24, 1998, Johnson & Johnson Inc. and Expandable Grafts Partnership filed an action against the Company in the Federal Court of Canada, Trial Division in Toronto. The claim alleges that the Company is selling certain stents in Canada that infringe a Canadian patent of the plaintiffs. The claim seeks declaratory and injunctive relief, unspecified damages, attorney's fees and other relief.

     On June 15, 1998, C.R. Bard, Inc. ("Bard") filed a writ of summons against the Company in the District Court of The Hague, the Netherlands. The writ alleges that the Company is selling in the Netherlands certain PTCA catheters that infringe a European patent of Bard. The writ seeks injunctive relief, civil fines, unspecified damages and costs. The patent in question will be transferred to the Company if the Bard Cath Lab Acquisition is consummated.

     On August 13, 1998, the Company filed a lawsuit against Boston Scientific Corporation and its subsidiary SCIMED Life Systems, Inc. in federal district court in Delaware, alleging infringement of two patents of the Company. The complaint seeks injunctive relief, unspecified damages, attorneys' fees and other relief.

     The Company believes that it has meritorious defenses to the claims alleged by the plaintiffs, and meritorious claims against the defendants, in the aforementioned actions. However, no assurance can be given as to the outcome of the actions. The inability of the Company to prevail in the actions, including the loss or impairment of the right to produce products in the United States, could have a material adverse effect on the Company's business, financial condition and results of operations. In the patent suits that have been and from time to time will be filed by the Company against its competitors, counterclaims by the defendants with respect to the validity and enforceability of the Company's patents are likely and, if successful, such counterclaims could have a material adverse effect on the Company's business, financial condition and results of operations.

     Claims of Terminated Distributors. In connection with the Company's termination of certain distributor relationships, several of such distributors have filed claims against the Company with respect to such terminations.

     In November 1996, in connection with the Company's termination of its distribution relationship with Alfatec-Medicor N.V. ("Alfatec-Medicor") and Medicor Nederland B.V. ("Medicor Nederland") in Belgium and The Netherlands, respectively, effective September 30, 1996, the Company received notice of a lawsuit filed by Alfatec-Medicor in the Second Chamber of the Commercial Court of Brussels, Belgium, alleging insufficient notice of termination of a distribution agreement between the parties, promotion costs, personnel restructuring claims and additional compensation. Alfatec-Medicor seeks compensation of BF189,389,135 (approximately $5.2 million using current exchange rates), of which BF30,000,000 (approximately $825,000) is sought as a provisional payment. A pleadings hearing is scheduled for October 5, 1998.

     In connection with the Company's termination of its distribution relationship in France with Medi Service, S.A.R.L./Fournitures
     Hospitalieres S.A. effective September 30, 1996, the Company received notice from such distributor that it had filed an action before the Tribunal de Grande Instance of Mulhouse in France seeking

             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   Commitments and Contingencies (continued)

     compensation for breach of an alleged exclusive distribution agreement for an indeterminate period between the parties. The action included a claim for compensation equal to the total value of such distributor's business, which the distributor valued at FF400,000,000 (approximately $67 million using current exchange rates). The Company counterclaimed for unpaid accounts receivable of approximately $1.8 million and for damages for abusive legal proceedings. On September 23, 1996, the Tribunal rejected the distributor's claims for damages for unlawful termination as well as the Company's counterclaim for abusive legal proceedings. On February 2, 1998, the Tribunal ordered the distributor to pay the accounts receivable sought by the Company and also ordered the Company to repurchase the distributor's remaining inventory, tentatively valued at $921,500. On February 10, 1997, the distributor filed an appeal of the Tribunal's decision of September 23, 1996 with the Court of Appeals of Colmar, and the parties have exchanged briefs in the appellate proceeding. A final procedural hearing is scheduled for September 18, 1998.

     The Company has consulted with local counsel in Belgium and France and believes that the termination of each of the distributor relationships was lawful. The Company understands that under the laws of Belgium, under certain circumstances, certain indemnities may be claimed by distributors for insufficient notice of termination and/or goodwill compensation. No assurance can be given as to the outcome of any pending or threatened litigation.

     From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business. As of the date hereof, the Company is not a party to any other legal proceedings with respect to which an adverse outcome would, in management's opinion, have a material adverse effect on the Company's business, financial condition or results of operations.

8.   Stockholders' Equity

     Common and Preferred Stock

     During the year ended June 30, 1995, the Company entered into a Restricted Stock Purchase Agreement with certain directors and other individuals. A total of 6,877,000 shares were issued at fair market value under this agreement at $0.4545 per share. All purchases of stock were financed by issuance of notes accumulating interest at 8% per annum until repaid. The notes were fully repaid at June 30, 1997. All shares are subject to repurchase by the Company pursuant to vesting over periods ranging from one to five years or upon termination of employment. At June 30, 1998, 1,183,000 shares were subject to repurchase.

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

     In April 1996, the Company completed an initial public offering and issued 8,500,000 shares of common stock, raising net proceeds of approximately $81 million.

     In February 1997 the Company's Board of Directors adopted a stockholder rights plan, commonly referred to as a "poison pill," that is intended to deter hostile or coercive attempts to acquire the Company. In May 1998 the stockholder rights plan was amended to account for the recent increase in the market price of the Company's common stock. The stockholder rights plan enables stockholders to acquire shares of the Company's common stock, or the common stock of an acquiror, at a substantial discount to the public market price should any person or group acquire more than 15% of the Company's common stock without the approval of the Board of Directors under certain circumstances. The Company has reserved 1,000,000 shares of Series A Junior Participating Preferred Stock for issuance in connection with the stockholder rights plan. The Company is authorized to issue an additional 4,000,000 shares of preferred stock in one or more series with terms to be fixed by the Board of Directors without a stockholder vote.

     Stock Repurchase Program

     During the first quarter of fiscal 1997, the Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase shares of its common stock with an aggregate value of up to $10 million.

             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Stockholders' Equity (continued)

     The repurchases were made from time to time on the open market at prevailing market prices. In November 1997 the program was discontinued by the Board of Directors. As of the termination of the program, the Company had repurchased 60,000 shares of its common stock at an aggregate cost of $390,000.

     Employee Stock Purchase Plan
     In July 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "ESPP") under which 3,000,000 shares of common stock are reserved for issuance under the terms of the ESPP. The ESPP permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 20% of the employees eligible compensation) at 85% of its fair market value on specified dates. Each offering under the ESPP is for a period of twenty-four months, and each offering period consists of four purchase periods. Approximately 70% of eligible employees currently participate in the ESPP. At June 30, 1998, a total of 73,000 shares had been issued at an aggregate purchase price of $1,222,000 and 2,927,000 shares remain reserved for future issuance under the ESPP.

     Stock Option Plans

     From 1991 to 1996, the Board of Directors granted non-statutory stock options allowing employees, directors, and consultants of the Company to purchase shares of the Company's common stock. Stock option grants were awarded at the discretion of the Board of Directors and generally vest over a period of three years from the date of the grant, and unexercised options expire upon termination of employment with the Company or after the expiration of five years from the date of the grant. No shares of common stock under stock options granted from 1991 to 1996 are subject to repurchase. The difference between the exercise price and fair market value of the Company's common stock at the date of issue of certain of these non-statutory stock options, totaling $902,000 has been recorded as deferred compensation and a component of stockholders' equity. The entire compensation of $902,000 has been recognized as an expense through June 30, 1997.

     In January 1996, the Company adopted the 1996 Equity Incentive Plan (the "Incentive Plan") under which 1,600,000 shares of common stock are reserved for issuance upon exercise of options granted to employees, officers and consultants of the Company. In December 1996, the Company's stockholders approved an increase in the number of shares of common stock reserved for issue under the Incentive Plan from 1,600,000 to 3,000,000. In October 1997, the Company's stockholders approved an increase in the number of shares of common stock reserved for issue under the Incentive Plan from 3,000,000 to 5,000,000. If any stock award granted under the Incentive Plan or any stock option granted pursuant to the Company's previous stock option program shall for any reason expire or otherwise terminate, in whole or in part, without having been exercised in full, the stock not acquired shall revert to and again become issuable under the Incentive Plan. Options granted to employees and consultants after January 1996 are made under the terms of the Incentive Plan. The Incentive Plan is administered by the Board of Directors or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof. The terms of stock options granted under the Incentive Plan generally may not exceed 10 years. Restricted stock purchase awards granted under the Incentive Plan may be granted pursuant to a repurchase option in favor of the Company in accordance with a service vesting schedule determined by the Board. Stock bonuses may be awarded in consideration for past services without a purchase payment. Stock appreciation rights authorized for issuance under the Incentive Plan may be tandem stock appreciation rights, concurrent stock appreciation rights or independent stock appreciation rights. To date, no restricted stock awards, stock bonuses or stock appreciation rights have been granted under the Incentive Plan. The Incentive Plan will terminate in January 2006, unless terminated sooner by the Board of Directors.

     In January 1996, the Board adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The Directors' Plan is administered by the Board, unless the Board delegates administration to a committee of disinterested directors. The maximum number of shares of common stock that may be issued pursuant to options granted under the Directors' Plan is 200,000. Pursuant to the terms of the Directors' Plan, each person serving as a director of the Company and who is not an employee of the Company (a "Non-Employee Director"), on the effective date of the initial public offering of the Company's common stock, or the date such person first becomes a Non-Employee Director will then automatically be granted an option to purchase 12,000 shares of common stock. Each person elected to be a Non-Employee Director and who is not elected for the first time, on the date of the annual meeting of stockholders each year following the first registration of any equity securities under Section 12 of the Securities Exchange Act of 1934, will automatically

             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Stockholders' Equity (continued)

     be granted an option to purchase 4,000 shares of common stock. Options under the Directors' Plan will vest in 4 annual installments commencing on the date one year after the grant date. The exercise price of options granted under the Directors' Plan must equal or exceed the fair market value of the common stock granted on the date of grant. No option granted under the Directors' Plan may be exercised after the expiration of ten years from the date it was granted.

     A summary of the activity under the stock option plans is as follows (in thousands, except per share data):


                                                   Reserved                            Optioned Shares
                                                      but       --------------------------------------------------------
                                                   Unoptioned    Number of            Price             Weighted Average
                                                     Shares       Shares            Per Share            Exercise Price
                                                  ----------    ----------    ----------------------    ----------------
        Balances, June 30, 1995                       4,338        11,644      $ 0.0009-$ 0.4545            $ 0.0152
          Shares reserved - 1996 plans                1,800             -              -                           -
          1991 option plan termination               (4,016)            -              -                           -
          Options exercised                               -        (9,642)     $ 0.0009-$ 0.0331            $ 0.0037
          Options granted                              (982)          982      $ 4.7728-$17.5625            $ 8.5740
          Options canceled                               80           (80)     $ 0.0009-$17.5625            $ 4.5808
                                                  ----------    ----------
        Balances, June 30, 1996                       1,220         2,904      $ 0.0009-$17.5625            $ 2.8265
          Shares reserved - 1996 plan                 1,400             -              -                           -
          Options exercised                               -          (370)     $ 0.0009-$10.5000            $ 0.5375
          Options granted                            (1,796)        1,796      $ 6.5000-$12.4375            $ 7.5935
          Options canceled                              148          (148)     $ 6.5000-$11.3750            $ 8.2575
                                                  ----------    ----------
        Balances, June 30, 1997                         972         4,182      $ 0.0009-$17.5625            $ 4.8220
          Shares reserved - 1996 plan                 2,000             -              -                           -
          Options exercised                               -        (1,808)     $ 0.0009-$29.2500            $ 1.9609
          Options granted                            (1,859)        1,859      $12.0000-$41.5000            $27.3692
          Options canceled                              229          (229)     $ 0.4545-$29.2500            $ 7.3151
          1991 options canceled & terminated            (66)            -           $ 0.4545                $ 0.4545
                                                  ----------    ----------
        Balances, June 30, 1998                       1,276         4,004      $ 0.0009-$41.5000            $16.5026
                                                  ----------    ----------

     The following  table  summarizes  information  concerning  outstanding  and exercisable  options as of June 30,  1998 (in  thousands,  except per share data):
                                                Options Outstanding                   Options Exercisable
                                        -------------------------------------        ----------------------
                                                    Weighted      Weighted                       Weighted
                                         Number      Average       Average            Number     Average
                   Range of                of       Remaining     Exercise              of       Exercise
                Exercise Prices          Shares    Contractual      Price             Shares      Price
            ---------------------       ---------  ------------  ------------        ---------  -----------
            $ 0.0009 -$ 4.7728               378       4.9         $   2.705              224    $   2.132
            $ 6.0000 -$ 6.5000               887       8.6         $   6.480              149    $   6.460
            $ 6.6250 -$12.4375               896       8.3         $   9.816              233    $   9.965
            $15.7500 -$27.1250               998       9.2         $  22.351               31    $  22.660
            $27.6875 -$41.5000               845       9.6         $  33.375               12    $  29.267

            ---------------------       ---------  ------------  ------------        ---------  -----------
            $ 0.0009 -$41.5000             4,004       8.5         $  16.503              649    $   7.428
            =====================       =========  ============  ============        =========  ===========

     At June 30, 1996, 1997 and 1998, options to purchase  1,489,000,  1,631,000 and 649,000 shares of common stock were exercisable at weighted average exercise prices of $0.02, $1.41 and $7.43, respectively.

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB No. 25)" and related interpretations in accounting for its employee stock options because the alternative fair value accounting prescribed under Statement of Financial Accounting Standards

             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Stockholders' Equity (continued)

     No. 123, "Accounting for Stock-Based Compensation (SFAS No. 123)" requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

     Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended June 30, 1996, 1997 and 1998: expected dividend yield of 0%, expected stock price volatility of 55% risk free interest rates ranging from 3.50 percent to
     7.75 percent, and the expected life of options of 4 years.

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

     The weighted average fair value of options granted in the years ended June 30, 1996, 1997 and 1998 was $1.78, $2.74 and $9.99 per share respectively.

     The pro forma effect on net income for the years ended June 30, 1996, 1997 and 1998 is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made prior to 1996 and the compensation expense that will be recognized in future years as the options become exercisable.

     Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its Employee Stock Purchase Plan under the fair value method prescribed by SFAS No. 123. The fair value for the ESPP was estimated using a Black-Scholes option pricing model with the following assumptions for the year ended June 30, 1998: expected dividend yield of 0%, expected stock price volatility of 55%, an expected term of 1.4 years, and risk free interest rates ranging from 5.49 percent to 6.00 percent. The weighted-average fair value of the purchase rights granted in the year ended June 30, 1998 was $9.59.

     For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period and the estimated fair value of employee stock purchase shares is amortized to expense over the twenty-four months in each offering period. The Company's pro forma information follows (in thousands, except per share data):

                                                                           Year Ended June 30,
                                                                   -------------------------------------
                                                                      1998         1997         1996
                                                                   -----------  -----------  -----------
          Net income - as reported                                 $   115,120   $  21,750    $  20,440
          Net income - pro forma                                   $   108,523   $  20,698    $  20,424
          Net income per share - basic - as reported               $      1.86   $    0.37    $    0.44
          Net income per share - diluted - as reported             $      1.76   $    0.34    $    0.36
          Net income per share - basic - pro forma                 $      1.75   $    0.35    $    0.44
          Net income per share - diluted - pro forma               $      1.66   $    0.33    $    0.36


             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   Income Taxes

     The  components of income before  provision for income taxes are as follows
(in thousands):
                                                           Year Ended June 30,
                                               ----------------------------------------------
                                                   1998            1997             1996
                                               -------------    ------------     ------------
            United States                          $184,640         $31,522          $31,352
            Foreign                                   1,606           1,939             (146)
                                               -------------    ------------     ------------
            Income before provision for            $186,246         $33,461          $31,206
            income taxes
                                               =============    ============     ============

     The provision for income taxes is as follows (in thousands):

                                                              Year Ended June 30,
                                               ----------------------------------------------
                                                   1998            1997             1996
                                               -------------    ------------     ------------
            Federal                                 $69,148         $11,611          $10,756
            State                                    12,892           1,000            1,006
            Foreign                                     658             923              104
                                               -------------    ------------     ------------
                                                     82,698          13,534           11,866
            Deferred taxes                          (11,572)         (1,823)          (1,100)
                                               -------------    ------------     ------------
                                                    $71,126         $11,711          $10,766
                                               =============    ============     ============

     The Company's effective tax rate differs from the U.S. federal statutory rate as follows:
                                                               Year Ended June 30,
                                               ----------------------------------------------
                                                    1998            1997             1996
                                               -------------    ------------     ------------
            Federal tax at statutory rate           35.0%            35.0%            35.0%
            State tax, net of federal benefit        4.2              1.7              2.2
            FSC benefit                             (1.0)            (3.6)            (4.6)
            Other                                    -                1.9              1.9
                                               -------------    ------------     ------------
                                                    38.2%            35.0%            34.5%
                                               =============    ============     ============

             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   Income Taxes (continued)

     Significant components of the Company's deferred tax assets, which are related primarily to federal temporary differences, are as follows (in thousands):


                                                              June 30,
                                                      --------------------------
                                                         1998          1997
                                                      ------------  ------------

          Foreign deferred profits and losses           $     113       $   594
          Depreciation and amortization                       896         1,598
          State taxes, net of federal benefit               4,579           300
          Reserves and accruals                             8,215           718
          Deferred compensation                               262           218
          Inventories                                       1,463           517
          Other                                                55            66
                                                      ------------  ------------
                                                        $  15,583       $ 4,011
                                                      ============  ============


10.  Employee Agreements

     In March 1995 and February 1996, the Company entered into employee agreements with certain key officers and directors over terms of four to five years. Employees currently under contract have an aggregate annual compensation of $980,000 and have been granted 4,805,000 options to purchase common stock of the Company at exercise prices of between $0.0009 and $6.625 per share of which 4,470,000 options had been exercised at June 30, 1998. The Company may terminate any agreement for cause, and the compensation and benefits under the employee agreements shall cease effective upon date of termination. If an agreement is terminated by reason of disability, the employee's compensation and benefits shall continue for the first twelve weeks of the incapacity.

     In February 1996, the Company entered into certain amendments to the employee agreements of Bradly A. Jendersee and Robert D. Lashinski, former executive officers and directors of the Company. Pursuant to such amendments, each of Messrs. Jendersee and Lashinski agreed to the elimination of provisions entitling them to certain royalties from the sale or license by the Company of products covered by patents for which such persons were named as inventors. In connection with such amendments, the Company agreed to pay Messrs. Jendersee and Lashinski an aggregate of approximately $3.9 million in cash and issue to them an aggregate of 110,000 shares of Common stock. Such payments to Messrs. Jendersee and Lashinski resulted in the recognition by the Company, in the year ended June 30, 1996, a one-time compensation expense of $5.2 million.

11.  Employee Benefit Plan

     The Company maintains a 401(k) retirement plan (the "Plan"). Employees may defer a portion of their salary up to the maximum allowed under IRS rules. The Company has the discretion to make contributions to the Plan. For the years ended June 30, 1996, 1997, and 1998 the Company contributed $66,000, $88,000 and $0 to the Plan, respectively.

             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Geographic Area Information and Concentration of Credit and Other Risks


     The Company operates in the medical products industry sector and currently markets and sells a significant proportion of its products internationally in Europe and Asia. Approximately 6% of total consolidated assets are located outside of the United States. Over 19% of the Company's revenues for the year ended June 30, 1998 and over 45% of the fiscal 1997 revenues were derived from export sales to non-affiliated international distributors. For the year ended June 30, 1998, the Company had sales to one customer representing 11% of net sales. The Company performs ongoing credit evaluations of its customers and provides an allowance for expected losses. Sales to both distributors and directly to hospitals and clinics as a percentage of total net sales by geographical region are as follows:


                                              Year Ended June 30,
                                   ------------------------------------------
                                      1998            1997           1996
                                   -----------     -----------    -----------
            USA                           65%               -              -
            Europe                        19%             75%            76%
            Asia                          12%              9%            16%
            Rest of World                  4%             16%             8%
                                         100%            100%           100%
                                   ===========     ===========    ===========


13.   Subsequent Events

     On April 10, 1998, the Company entered into a definitive agreement to acquire World Medical Manufacturing Corporation. Under the terms of the agreement, World Medical's outstanding stock will be exchanged for, and its outstanding stock options converted into, stock and stock options of the Company valued at approximately $62 million, in a transaction to be accounted for as a purchase. The exchange ratio will be determined in accordance with a formula based on the average price of Company common stock during a period prior to the closing of the acquisition, subject to certain adjustments. The Company expects to incur a significant one-time charge related to the acquisition, largely in connection with the write-off of in-process research and development. The acquisition is expected to be completed in autumn 1998 and is subject to the approval of shareholders of World Medical and certain other conditions.

     On July 9, 1998, the Company entered into a definitive agreement with respect to the Bard Coronary Cath Lab business. The transaction is structured as an acquisition of the assets and certain liabilities of Bard related to, and the acquisition of stock of certain subsidiaries of Bard (the "Bard Subsidiaries") engaged in the coronary catheter lab business of Bard (the "Business"), and is to be accounted for as a purchase. Pursuant to the agreement, the Company will not acquire any cash or accounts receivable of the Business in consideration of the $550 million purchase price, but will purchase the trade accounts receivable of the Bard
     Subsidiaries for an amount equal to 95% of the book value of such receivables as of the closing of the transaction after deducting reserves for doubtful accounts. The product offerings of the Business include coronary PTCA balloon catheters (including perfusion rapid exchange catheters), guidewires, guide catheters, coronary diagnostic catheters and guidewires; introducers and vessel closure devices; coronary stents; and various other coronary components and accessories. In 1997, Bard's coronary catheter lab business reported revenues of approximately $215 million. The Company expects to incur a significant one-time charge related to the acquisition, largely in connection with the write-off of in-process research and development. The acquisition is expected to be completed in the autumn of 1998. When closed, these acquisitions are expected to substantially increase the Company's personnel, facilities and product offerings and to enable the Company to participate in new areas of interventional cardiology through a wider product portfolio and access to new markets and customers. However, there can be no assurance that these acquisitions will be successfully consummated or, if consummated, that the Company will successfully participate in new product areas subject to obtaining antitrust clearance in Ireland and certain other closing conditions.

     The Company expects to enter into a bank credit agreement for $600 million in senior secured credit facilities in order, among other things, to finance substantially all of the Bard Cath Lab Acquisition. The financing is expected to be subject to conditions customary for transactions of this nature.

             ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


14.   Quarterly Financial Data (unaudited, in thousands except per share data)


                                 First        Second      Third        Fourth
                                Quarter      Quarter     Quarter      Quarter
                               ----------   ----------  -----------  ----------
       Net sales
         1998                  $26,263      $38,303     $141,203    $181,877
         1997                   18,568       18,228       20,402      22,222
       Gross profit
         1998                   20,774       30,647      113,657     149,878
         1997                   15,657       14,495       15,806      17,245
       Net income
         1998                    5,710        7,754       42,242      59,415
         1997                    7,765        4,606        4,633       4,746
       Net income per share
         1998 - Basic             0.10         0.12         0.67        0.95
         1998 - Diluted           0.09         0.12         0.64        0.90
         1997 - Basic             0.13         0.08         0.07        0.08
         1997 - Diluted           0.12         0.07         0.07        0.07

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE

         We have audited the consolidated financial statements of Arterial Vascular Engineering, Inc. and Subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated July 17, 1998 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


Palo Alto, California
July 17, 1998

                                                                     SCHEDULE II

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)
                                                   Balance at       Charged to     Balance at
                                                   Beginning of     Costs and        End of
                Description                        the Period        Expenses      the Period
                -----------                        ----------       ----------     ----------
Balances for the year ended June 30, 1996:
    Allowance for doubtful accounts receivable     $  104           $  186         $   290
    Allowance for obsolete inventory                   60              261             321
Balances for the year ended June 30, 1997:
    Allowance for doubtful accounts receivable        290              790           1,080
    Allowance for obsolete inventory                  321              314             635
Balances for the year ended June 30, 1998:
    Allowance for doubtful accounts receivable      1,080            8,607           9,687
    Allowance for obsolete inventory                  635            2,621           3,256
