Form 10-K/A
period 1998-06-30
ARTERIAL VASCULAR ENGINEERING INC
filed 1998-10-14
CIK 1007047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

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


         In April 1998, the Company entered into an agreement to acquire World Medical Manufacturing Corporation ("World Medical"), a leading independent developer, manufacturer and marketer of medical devices for the treatment of abdominal aortic aneurysms, for stock and stock options of the Company valued at approximately $62 million (the "World Medical Acquisition"). On October 1, 1998, AVE consummated the acquisition of the coronary catheter lab business of C.R. Bard, Inc. ("Bard"), as well as rights to the supply by Bard of certain materials, for approximately $550 million in cash, subject to adjustment (the "Bard Cath Lab Acquisition"). Bard's broad range of catheter-based technologies includes PTCA balloon catheters (including perfusion rapid exchange catheters), guidewires, guide catheters, coronary diagnostic catheters and guidewires, introducers and vessel closure devices, coronary stents, and various other components and accessories. These acquisitions are expected to substantially increase the Company's personnel, facilities and product offerings and to enable the Company to participate in new areas of interventional cardiology through a wider product portfolio and access to new markets and customers. However, there can be no assurance that these acquisitions will be successfully consummated or, if consummated, that the Company will successfully offer such new products. The Company entered into a bank credit agreement for $600 million in senior secured credit facilities in order to, among other things, finance substantially all of the Bard Cath Lab Acquisition. See "--Recent Acquisition Agreements" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         On October 1, 1998, AVE consummated the acquisition of the Bard Coronary Cath Lab business. The transaction is structured as an acquisition of the assets and certain liabilities of Bard related to, and the acquisition of stock of certain subsidiaries of Bard (the "Bard Subsidiaries") engaged in the coronary catheter lab business of Bard (the "Business"), and is accounted for as a purchase. Pursuant to the agreement, the Company did not acquire any cash or accounts receivable of the Business in consideration of the $550 million purchase price, but purchased the trade accounts receivable of the Bard Subsidiaries for an amount equal to 95% of the book value of such receivables as of the closing of the transaction after deducting reserves for doubtful accounts. The product offerings of the Business include coronary PTCA balloon catheters (including perfusion rapid exchange catheters), guidewires, guide catheters, coronary diagnostic catheters and guidewires; introducers and vessel closure devices; coronary stents; and various other coronary components and accessories. For the year ended December 31, 1997, Bard's coronary catheter lab business reported revenues of approximately $215 million. The Company is incurring a significant one-time charge related to the acquisition, largely in connection with the write-off of in-process research and development. These acquisitions are expected to substantially increase the Company's personnel, facilities and product offerings and to enable the Company to participate in new areas of interventional cardiology through a wider product portfolio and access to new markets and customers. However, there can be no assurance that these acquisitions will be successfully consummated or, if consummated, that the Company will successfully offer new products subject to obtaining antitrust clearance in Ireland and certain other closing conditions.

         The Company entered into a bank credit agreement for $600 million in senior secured credit facilities in order, among other things, to finance substantially all of the Bard Cath Lab Acquisition. The financing is expected to be subject to conditions customary for transactions of this nature. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company's high degree of leverage could have important and materially adverse consequences to the stockholders of the Company, including the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's current and expected cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the Company's borrowings under such senior secured credit facilities will be at variable rates of interest, which exposes the Company to the risk of increased interest rates; (iv) the indebtedness outstanding under the senior secured credit facilities is secured, which, among other effects, restricts AVE's ability to dispose of assets; (v) the Company is substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (vi) the Company's substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in economic conditions or in its businesses.

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


         The Company intends to expand its operations by promoting new or complementary products and by expanding the breadth and depth of its product offerings, through the World Medical and Bard transactions and otherwise. Expansion of the Company's operations in this manner will require significant additional expense as well as substantial managerial, financial and operational resources. Furthermore, gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. There can be no assurance that the Company will be able to utilize the Bard Cath Lab Acquisition or other transactions to expand its operations in a cost-effective or timely manner. Furthermore, any new product or business launched by the Company that is not favorably received by customers may damage the Company's reputation or the AVE brand. The lack of market acceptance of such efforts or, in particular, the Company's inability to generate revenues from the additional products acquired in the Bard Cath Lab Acquisition necessary to satisfactorily offset the costs, including acquisition indebtedness, of such efforts, would have a material adverse effect on the Company's business, financial condition and results of operations.

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


         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. AVE has an initiative in place to address certain year 2000 issues. AVE's information technology ("IT") staff has assessed and believes that its existing computer programs will not be adversely affected by the year 2000 problem, but that some of the computer programs acquired as part of the Bard Cath Lab Acquisition are not year 2000 compliant. In response, AVE is considering installing the same computer programs used at AVE for management of, among other things, inventory, customer orders and financial and other operations, at certain of the Bard sites. The software that will interface Bard's current systems with these AVE computer programs has been already been developed by a consultant to Bard. The conversion for the certain Bard sites to AVE's existing computer programs using the developed software or the conversion to an alternative system is expected to be completed within the next six to twelve months at a cost to AVE of approximately $1.2 million. AVE is also considering adapting its operational computer systems to World Medical's systems within the same time period and estimates that such conversion will cost approximately $300,000. AVE's IT staff is currently assessing the non-IT (embedded) systems and the year 2000 readiness of the suppliers and customers of AVE, Bard and World Medical. AVE is also assessing the type of contingency plans that may be required in the event that its IT or non-IT systems, or those of its customers, suppliers or other third parties are not ready by the year 2000. AVE's initial assessments in these areas are completed, but AVE expects that such assessments will continue through 1999 and thereafter. AVE is incurring various costs in connection with such assessments and plans and it is anticipated that these expenditures will continue through 1999 and thereafter. AVE currently expects that the total cost of these programs, including the cost of converting Bard's and World Medical's systems to AVE's systems, will be approximately $2 million. This total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In the reasonable worst case scenario, the installment of AVE's computer programs at certain Bard sites and at World Medical would not be completed by the year 2000, or, if completed, would not be effective in resolving all problems related to the year 2000, AVE's embedded systems would experience delays or other problems related to the year 2000, and AVE's suppliers and customers would experience delays in orders or payments or other year 2000 related problems. Based on currently available information, management does not believe that the year 2000 matters discussed above related to IT or non-IT systems will have a material adverse impact on AVE's financial condition or overall trends in results of operations; however, it is uncertain to what extent AVE may be affected by such matters. AVE is continuing to investigate the year 2000 matters and evaluate the potential impact. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on AVE.

         The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including variations in operating expenses, the costs and the outcome of litigation, the Company's ability to manufacture its products efficiently, competition (including pricing pressures), the timing of new product introductions or transitions to new products, the costs of establishing direct sales operations, the timing of research and development expenses (including clinical trial related expenditures), timing of regulatory and third party reimbursement approvals, the level of third-party reimbursement, sales by distributors, the mix of sales among distributors and the Company's direct sales force, the fluctuations in international currency exchange rates, and seasonal factors impacting the number of elective angioplasty or stent procedures. In addition, the Company's results of operations could be affected by the timing of orders from its distributors, changes in the Company's distributor network (including expenses in connection with termination of former distributors), the ability of the Company's direct sales force and independent distributors to effectively promote the Company's products, the ability of the Company to quickly and cost-effectively establish an effective direct sales force in targeted countries and the ability of the Company to successfully integrate acquisitions and to realize expected benefits from such acquisitions. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years and substantial growth in the most recent quarter, there can be no assurance that in the future the Company will sustain revenue or earnings growth on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts, paticularly in light of the significant expansion of its product lines and operations resulting from the Bard Cath Lab Acquisition. The Company has experienced, and may experience in one or more future quarters, operating results that are below the expectations of public market analysts and investors. In such event, the price of the Company's common stock has been, and would likely be, materially and adversely affected.

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

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. AVE has an initiative in place to address certain year 2000 issues. AVE's information technology ("IT") staff has assessed and believes that its existing computer programs will not be adversely affected by the year 2000 problem, but that some of the computer programs acquired as part of the Bard Cath Lab Acquisition are not year 2000 compliant. In response, AVE is considering installing the same computer programs used at AVE for management of, among other things, inventory, customer orders and financial and other operations, at certain of the Bard sites. The software that will interface Bard's current systems with these AVE computer programs has been already been developed by a consultant to Bard. The conversion for the certain Bard sites to AVE's existing computer programs using the developed software or the conversion to an alternative system is expected to be completed within the next six to twelve months at a cost to AVE of approximately $1.2 million. AVE is also considering adapting its operational computer systems to World Medical's systems within the same time period and estimates that such conversion will cost approximately $300,000. AVE's IT staff is currently assessing the non-IT (embedded) systems and the year 2000 readiness of the suppliers and customers of AVE, Bard and World Medical. AVE is also assessing the type of contingency plans that may be required in the event that its IT or non-IT systems, or those of its customers, suppliers or other third parties are not ready by the year 2000. AVE's initial assessments in these areas are completed, but AVE expects that such assessments will continue through 1999 and thereafter. AVE is incurring various costs in connection with such assessments and plans and it is anticipated that these expenditures will continue through 1999 and thereafter. AVE currently expects that the total cost of these programs, including the cost of converting Bard's and World Medical's systems to AVE's systems, will be approximately $2 million. This total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In the reasonable worst case scenario, the installment of AVE's computer programs at certain Bard sites and at World Medical would not be completed by the year 2000, or, if completed, would not be effective in resolving all problems related to the year 2000, AVE's embedded systems would experience delays or other problems related to the year 2000, and AVE's suppliers and customers would experience delays in orders or payments or other year 2000 related problems. Based on currently available information, management does not believe that the year 2000 matters discussed above related to IT or non-IT systems will have a material adverse impact on AVE's financial condition or overall trends in results of operations; however, it is uncertain to what extent AVE may be affected by such matters. AVE is continuing to investigate the year 2000 matters and evaluate the potential impact. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on AVE.


Results of Operations - Years Ended June 30, 1998 and 1997

         Net sales. For the fiscal year ended June 30, 1998, net sales were $387.6 million, an increase of 388% from $79.4 million in fiscal 1997. The increase in net sales was primarily due to significant increases in net sales of the Company's Micro Stent II and GFX coronary stent systems in the United States and of GFX coronary stent systems in Japan. The Company first began sales of its Micro Stent II coronary stent systems in the United States in late December 1997 and of its GFX coronary stent systems in late March 1998. The Company first began sales of its GFX coronary stent systems in Japan in July 1997. Sales in the United States comprised 65% of total net sales for fiscal 1998. There were no United States sales in fiscal 1997. Sales to Japan increased from 4% of net sales in fiscal 1997 to 11% in fiscal 1998. Outside of the United States, the GFX family of coronary stent systems was responsible for a substantial majority of the Company's net sales. The GFX was released in certain countries internationally in September 1996, and the GFX 2.5 and the GFX XL were released in certain countries internationally in June 1997. The Company expects that coronary stent system sales, particularly of the Company's GFX(TM) family of products, will constitute the vast majority of total net sales in the near future, and that the United States will continue to produce a significant portion of the Company's total net sales.

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


         Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars to $97.0 million in the year ended June 30, 1998 from $22.5 million in the comparable period in fiscal 1997, and decreased as a percentage of net sales to 25.0% in fiscal 1998 from 28.3% in fiscal 1997. The increase during the fiscal year in absolute dollars primarily reflected additional costs of sales, marketing and other personnel necessary to support the Company's higher level of operations, including the commencement of direct sales operations in the United States in late December 1997, as well as sales and marketing assistance to the Company's Japanese distributor and increased reserves. The reserves for bad debts has increased by $8.6 million, of which $2.2 million relates to unpaid accounts receivable balances attributable to former European distributors of the Company, and the remainder relates to the increase in sales volume, primarily related to the U.S. launch of the Company's products in late December 1997. Additionally, during fiscal 1998, the Company incurred a $9.8 million special general employee bonus expense and increased legal costs relating primarily to litigation with former shareholders of Endothelial Support Systems, Inc., subsequently known as Endovascular Support Systems, Inc. ("ESS"), and certain distributor terminations, which together resulted in related legal expenses of $7.4 million for the period. The decrease in percentage of sales for the fiscal year was primarily the result of leveraging selling, general and administrative expenses across a higher base of sales.


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

                       ARTERIAL VASCULAR ENGINEERING, INC.



Date:  October 13, 1998                   /s/ Scott J. Solano
                                          -------------------------------------
                                          Scott J. Solano
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors


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



Date:  October 13, 1998             /s/ Scott J. Solano
                                    -------------------------------------------
                                    Scott J. Solano
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)



Date:  October 13, 1998             /s/ John D. Miller
                                    -------------------------------------------
                                    John D. Miller
                                    Chief Financial Officer, Treasurer
                                    and Director
                                    (Principal Financial and Accounting Officer)



Date:  October 13, 1998            /s/ Craig E. Dauchy*
                                    -------------------------------------------
                                    Craig E. Dauchy
                                    Director



Date:  October 13, 1998             /s/ George B. Borkow*
                                    -------------------------------------------
                                    George B. Borkow
                                    Director

*By:   /s/ John D. Miller
       ------------------------
       John D. Miller
       Attorney-in-Fact

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE

         We have audited the consolidated financial statements of Arterial Vascular Engineering, Inc. and Subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated July 17, 1998 (included elsewhere in this Annual Report on Form 10-K/A). Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K/A. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

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
