Form 10-K/A
period 1998-06-30
ARTERIAL VASCULAR ENGINEERING INC
filed 1998-11-10
CIK 1007047

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

                                     PART II

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

         Generally, the Company manufactures and ships product shortly after the receipt of orders, and anticipates that it will do so in the future. At various times and to varying degrees throughout the third and fourth quarterly periods of the fiscal year ended June 30, 1998, as a result of the significant demands on the Company's production capabilities related to its entry into the U.S. market, the Company delivered some customers' orders several weeks after receiving the orders. The Company normally attempts to deliver products to its customers within a few days after receiving an order. The Company does not believe that any of its customer relationships were materially damaged by the resulting temporary inconvenience and does not believe that the financial impact on the Company of the backlog, if any, was material. The Company substantially reduced the backlog during the fourth quarter of fiscal year 1998 as additional production resources were developed, and has not, since such time, ever been in significant backlog with respect to customer orders for its products. There can be no assurance, however, that a backlog will not develop in the future and that such backlog will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company has recently completed construction of a 130,000 square foot building at its corporate headquarters campus in Santa Rosa, California, which is largely devoted to manufacturing activities. However, there can be no assurance that such new manufacturing facility is sufficient to allow the Company to adequately supply the significant demands of the U.S. market on a long-term basis.

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

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. AVE has an initiative in place to address certain year 2000 issues. AVE believes that its existing computer programs will not be adversely affected by the year 2000 problem, but that some of the computer programs acquired as part of the Bard Cath Lab Acquisition are not year 2000 compliant. As a result, AVE is considering installing the same computer programs used by AVE for management of, among other things, inventory, customer orders and financial and other operations, at certain of the Bard sites. The software that will interface Bard's current systems with these AVE computer programs has been already been developed by a consultant to Bard. The conversion of the Bard sites to AVE's existing computer programs using the developed software or the conversion to an alternative system is expected to be completed within the next six to twelve months at a cost to AVE of approximately $1.2 million. AVE is also considering adapting its operational computer systems to World Medical's systems within the same time period and estimates that such conversion will cost approximately $300,000. AVE is currently assessing its systems outside of information systems and the year 2000 readiness of the suppliers and customers of AVE, Bard and World Medical. AVE is also assessing the type of contingency plans that may be required in the event that any of its systems, or those of its customers, suppliers or other third parties are not ready by the year 2000. AVE's initial assessments in these areas are completed, but AVE expects that such assessments will continue through 1999 and thereafter. AVE currently expects that the total cost of these programs, including the cost of converting Bard's and World Medical's systems to AVE's systems, will be approximately $2 million. This total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In the reasonable worst case scenario, the installment of AVE's computer programs at certain Bard sites and at World Medical would not be completed by the year 2000, or, if completed, would not be effective in resolving all problems related to the year 2000 in such case, AVE's computer systems would experience delays or other problems related to the year 2000, and AVE's suppliers and customers would experience delays in orders or payments or other year 2000 related problems. Management does not currently believe that the year 2000 matters will have a material adverse impact on AVE's financial condition or overall trends in results of operations, but there can be no assurances of this and AVE is continuing to investigate the year 2000 matters and evaluate the potential impact of the year 2000 problem. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on AVE.


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

         The allowance for obsolete inventory increased by $2,621,000, from $635,000 in fiscal 1997 to $3,256,000 in fiscal 1998. The increase in the allowance for obsolete inventory was primarily a result of the significant scale down in production of the Micro Stent II product. In connection with the scale down, the Company wrote off in fiscal 1998 all remaining unsold inventory and materials used exclusively in the production of the Micro Stent II product.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K/A:


      (3)  Exhibits

Exhibit
 Number                          Description of Document
 ------                          -----------------------
 23.1*   Consent of Ernst & Young LLP, Independent Auditors.

-------------
*        Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ARTERIAL VASCULAR ENGINEERING, INC.



Date:  November 9, 1998             /s/ Scott J. Solano
                                    -------------------------------------
                                    Scott J. Solano
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors


Date:  November 9, 1998             /s/ Scott J. Solano
                                    -------------------------------------------
                                    Scott J. Solano
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)



Date:  November 9, 1998             /s/ John D. Miller
                                    -------------------------------------------
                                    John D. Miller
                                    Chief Financial Officer, Treasurer
                                    and Director
                                    (Principal Financial and Accounting Officer)



Date:  November 9, 1998             /s/ Craig E. Dauchy*
                                    -------------------------------------------
                                    Craig E. Dauchy
                                    Director



Date:  November 9, 1998             /s/ George B. Borkow*
                                    -------------------------------------------
                                    George B. Borkow
                                    Director

*By:   /s/ John D. Miller
       ------------------------
       John D. Miller
       Attorney-in-Fact