Form 10-Q
period 1998-09-30
ARTERIAL VASCULAR ENGINEERING INC
filed 1998-11-17
CIK 1007047

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Class                                         Outstanding
Common Stock, $0.001 par value                64,342,561 as of November 1, 1998


                               INDEX TO FORM 10-Q
                                                                                                                Page
PART I          FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Condensed Consolidated Balance Sheets as of September 30, 1998                         3
                                 and June 30, 1998

                           Condensed Consolidated Statements of Operations for the three                          4
                                 months ended September 30, 1998 and 1997

                           Condensed Statements of Stockholders' Equity for the                                   5
                                 three months ended September 30, 1998 and 1997

                           Condensed Consolidated Statements of Cash Flows for the                                6
                                 three months ended September 30, 1998 and 1997

                           Notes to Condensed Consolidated Financial Statements                                   7

                Item 2.    Management's Discussion and Analysis of Financial Condition                           10
                                 and Results of Operations


PART II         OTHER INFORMATION

                Item 1.    Legal Proceedings                                                                     19

                Item 2.    Change in Securities and Use of Proceeds                                              19

                Item 6.    Exhibits and Reports on Form 8-K                                                      20


SIGNATURES                                                                                                       21


PART I          FINANCIAL INFORMATION

         Item 1.     Financial Statements

                   ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                      (In thousands)
                                                                   September 30,  June 30,
                                                                      1998          1998
                                                                    ---------    ---------
                                          ASSETS
Current assets:
     Cash and cash equivalents                                      $ 135,555    $  48,282
     Short-term investments                                            96,729      126,843
     Accounts receivable, net                                          90,456      109,851
     Inventories                                                       11,544        9,524
     Deferred income tax                                               14,687       14,687
     Prepaid expenses and other current assets                          9,042        5,814
                                                                    ---------    ---------
         Total current assets                                         358,013      315,001
Property, plant and equipment, net                                     78,573       71,095
Deferred income tax                                                       896          896
Other assets                                                              445          477
                                                                    ---------    ---------
         Total assets                                               $ 437,927    $ 387,469
                                                                    =========    =========

                                        LIABILITIES
Current liabilities:
     Accounts payable                                               $  11,718    $  13,894
     Accrued employee bonus                                            18,133       25,585
     Accrued expenses                                                  36,281       27,530
     Income taxes payable                                              32,813       43,482
                                                                    ---------    ---------
         Total current liabilities                                     98,945      110,491
                                                                    ---------    ---------

                                   STOCKHOLDERS' EQUITY
Common stock                                                               64           64
Additional paid-in capital                                            125,100      117,281
Deferred compensation                                                    (224)        (268)
Treasury stock                                                           (390)        (390)
Comprehensive loss                                                       (767)      (1,731)
Retained earnings                                                     215,199      162,022
                                                                    ---------    ---------
         Total stockholders' equity                                   338,982      276,978
                                                                    ---------    ---------
         Total liabilities and stockholders' equity                 $ 437,927    $ 387,469
                                                                    =========    =========

                                  See accompanying notes

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                         Three Months Ended
                                                            September 30,
                                                       -----------------------
                                                         1998           1997
                                                       --------       --------
Net sales                                              $161,268       $ 26,263
Cost of sales                                            24,574          5,489
                                                       --------       --------
Gross profit                                            136,694         20,774
                                                       --------       --------

Operating expenses:
     Research and development                            14,938          5,478
     Selling, general and administrative                 36,387          7,517
                                                       --------       --------
         Total operating expenses                        51,325         12,995
                                                       --------       --------

Operating income                                         85,369          7,779
Interest and other income                                 3,260          1,006
                                                       --------       --------
Income before provision for income taxes                 88,629          8,785
Provision for income taxes                               35,452          3,075
                                                       --------       --------
Net income                                             $ 53,177       $  5,710
                                                       ========       ========

Net income per share - basic                           $   0.84       $   0.10

Net income per share - diluted                         $   0.80       $   0.09

Shares used to calculate net income per share:
         Basic                                           63,189         59,626
         Diluted                                         66,181         64,474


                             See accompanying notes


                                       ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                                           CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (Unaudited)
                                                          (In thousands)


                                     Common Stock        Additional
                                   ----------------       Paid-in    Deferred     Treasury     Retained  Comprehensive
                                   Shares    Amount       Capital  Compensation     Stock      Earnings      Loss         Total
                                   ------    ------       -------  ------------     -----      --------      ----         -----
Balances, June 30, 1997            62,094   $      62   $  92,990   $    --      $    (390)   $  46,902   $  (1,364)   $ 138,200

Issuance of common stock
    upon exercise of stock
    options and Employee
    Stock Purchase Plan               202        --           632        --           --           --          --            632

Income tax reduction relating
     to stock plans                  --          --         1,016        --           --           --          --          1.016
                                   ------   ---------   ---------   ---------    ---------    ---------   ---------    ---------

Subtotal                           62,296          62      94,638        --           (390)      46,902      (1,364)     139,848
                                   ------   ---------   ---------   ---------    ---------    ---------   ---------    ---------

Net income                           --          --          --          --           --          5,710        --          5,710
Translation adjustment               --          --          --          --           --           --          (113)        (113)
                                   ------   ---------   ---------   ---------    ---------    ---------   ---------    ---------

Comprehensive income                 --          --          --          --           --          5,710        (113)       5,597
                                   ------   ---------   ---------   ---------    ---------    ---------   ---------    ---------

Balances, September 30, 1997       62,296   $      62   $  94,638   $    --      $    (390)   $  52,612   $  (1,477)   $ 145,445
                                   ======   =========   =========   =========    =========    =========   =========    =========


Balances, June 30, 1998            63,974   $      64   $ 117,281   $    (268)   $    (390)   $ 162,022   $  (1,731)   $ 276,978

Issuance of common stock
     upon exercise of stock
     options and Employee
     Stock Purchase Plan              412        --         5,395        --           --           --          --          5,395

Amortization of deferred
     compensation                    --          --          --            44         --           --          --             44

Income tax reduction relating
     to stock plans                  --          --         2,424        --           --           --          --          2,424
                                   ------   ---------   ---------   ---------    ---------    ---------   ---------    ---------

Subtotal                           64,386          64     125,100        (224)        (390)     162,022      (1,731)     284,841
                                   ------   ---------   ---------   ---------    ---------    ---------   ---------    ---------

Net income                           --          --          --          --           --         53,177        --         53,177
Translation adjustment               --          --          --          --           --           --           964          964
                                   ------   ---------   ---------   ---------    ---------    ---------   ---------    ---------

Comprehensive income                 --          --          --          --           --         53,177         964       54,141
                                   ------   ---------   ---------   ---------    ---------    ---------   ---------    ---------

Balances, September 30, 1998       64,386   $      64   $ 125,100   $    (224)   $    (390)   $ 215,199   $    (767)   $ 338,982
                                   ======   =========   =========   =========    =========    =========   =========    =========

                                                      See accompanying notes

                                                                5


                  ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                     (In thousands)

                                                                 Three Months Ended
                                                                    September 30,
                                                              -------------------------
                                                                1998            1997
                                                              ---------       ---------
Cash flows from operating activities:
     Net income                                               $  53,177       $   5,710
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                         1,445             662
            Provision for doubtful accounts                       1,132             246
            Provision for obsolete inventory                        584             104
            Amortization of deferred compensation                    43            --
            Income tax reduction relating to stock plans          2,424           1,016
            Changes in assets and liabilities:
                Short-term investments                           30,114           4,594
                Accounts receivable                              18,977          (4,119)
                Inventories                                      (2,197)         (3,549)
                Prepaid expenses and other current assets        (3,147)         (3,719)
                Accounts payable                                 (2,233)          4,815
                Accrued employee bonus                           (7,473)           (303)
                Accrued expenses                                  8,585             866
                Income taxes payable                            (10,624)          3,195
                                                              ---------       ---------
                   Net cash provided by operating activities     90,807           9,518
                                                              ---------       ---------

Cash flows from investing activities:
     Acquisition of property, plant and equipment                (8,927)         (9,943)
                                                              ---------       ---------
                   Net cash used in investing activities         (8,927)         (9,943)
                                                              ---------       ---------

Cash flows from financing activities:
     Increase in short-term borrowings                             --             2,449
     Proceeds from issuance of common stock                       5,395             632
                                                              ---------       ---------
                   Net cash provided by financing activities      5,395           3,081
                                                              ---------       ---------

Effect of exchange rate changes on cash and cash equivalents         (2)            (26)

Net increase in cash and cash equivalents                        87,273           2,630
Cash and cash equivalents, at beginning of period                48,282          25,036
                                                              ---------       ---------
Cash and cash equivalents, at end of period                   $ 135,555       $  27,666
                                                              =========       =========

                                 See accompanying notes

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.         Basis of Presentation

                    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended June 30, 1998.

                    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles.

                    Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

2. Inventories (in thousands):
                                                September 30,       June 30,
                                                    1998              1998
                                                 ------------      -----------

                            Raw materials             $3,272           $3,346
                            Work in process            2,786            2,554
                            Finished goods             5,486            3,624
                                                 ------------      -----------
                                                     $11,544           $9,524
                                                      [6,297]          [3,352]
                                                 ============      ===========

3.         Computation of Net Income Per Share

                    In 1997,  the Financial  Accounting  Standards  Board issued
            Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS No. 128)". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income per share -- diluted, as reported, includes the effect of dilutive stock options (using the treasury stock method). All net income per share amounts presented have been restated to conform to SFAS No. 128 requirements, where appropriate.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

                    The table below sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                            Three Months Ended
                                                              September 30,
                                                       -------------------------
                                                         1998           1997
                                                       ----------     ----------

Numerator:
     Net income                                          $53,177         $5,710
                                                       ----------     ----------

Denominator for net income per share - basic:
     Weighted average common shares outstanding           63,189         59,626
Denominator for net income per share - diluted:
     Effect of dilutive securities:
          Employee stock options                           1,998          2,345
          Other dilutive securities                          994          2,503
     Weighted average common shares and dilutive
                                                       ----------     ----------
          securities outstanding                          66,181         64,474
                                                       ----------     ----------

Net income per share - basic                               $0.84          $0.10
Net income per share - diluted                             $0.80          $0.09

4.         Contingencies

                    Legal proceedings to which the Company is a party are discussed in Part I, Item 3 ("Legal Proceedings") in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. Material developments in such matters are discussed in Part II, Item 1 of this report.

5.       Comprehensive Income

                    Effective July 1, 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income (SFAS No. 130)," which states that all items that are required to be recognized under accounting standards as components of comprehensive income (revenues, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                    During the three months ended September 30, 1998 and 1997, the Company's comprehensive income was $54,141,000 and $5,597,000, respectively.

              ARTERIAL VASCULAR ENGINEERING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


6.       Subsequent Event

                           On  October 1, 1998  (subsequent  to the close of the
            quarterly period to which this report relates), the Company consummated an agreement to acquire the coronary catheter lab business (the "Bard Business") of C.R. Bard, Inc. ("Bard"), as well as rights to the supply by Bard of certain materials (collectively, the "Bard Cath Lab Acquisition"), for approximately $550 million in cash (the "Purchase Price"). The Purchase Price is subject to adjustment based upon a statement of assets and liabilities of the Bard Business as of October 1, 1998. The adjustment shall be made upward or downward by the amount by which the net book value of the Bard Business together with a percentage of certain trade accounts receivable of the Bard Business exceeds or is less than an agreed sum. Bard's broad range of catheter-based technologies includes PTCA balloon catheters (including perfusion rapid exchange catheters), guidewires, guide catheters, coronary diagnostic catheters and guidewires, introducers and vessel closure devices, coronary stents, and various other components and accessories. The Bard Cath Lab Acquisition is expected to substantially increase the Company's personnel, facilities and product offerings and to enable the Company to participate in new areas of interventional cardiology through a wider product portfolio and access to new markets and customers. However, there can be no assurance that the Company will successfully participate in such new product areas. The Company has entered into a bank credit agreement for $600 million in senior secured credit facilities in order to, among other things, finance substantially all of the Bard Cath Lab Acquisition.

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

                  On October 1, 1998  (subsequent  to the close of the quarterly period to which this report relates), the Company consummated an agreement to acquire the coronary catheter lab business (the "Bard Business") of C.R. Bard, Inc. ("Bard"), as well as rights to the supply by Bard of certain materials (collectively, the "Bard Cath Lab Acquisition"), for approximately $550 million in cash (the "Purchase Price"). The Purchase Price is subject to adjustment based upon a statement of assets and liabilities of the Bard Business as of October 1, 1998. The adjustment shall be made upward or downward by the amount by which the net book value of the Bard Business together with a percentage of certain trade accounts receivable of the Bard Business exceeds or is less than agreed sum. Bard's broad range of catheter-based technologies includes PTCA balloon catheters (including perfusion rapid exchange catheters), guidewires, guide catheters, coronary diagnostic catheters and guidewires, introducers and vessel closure devices, coronary stents, and various other components and accessories. The

            Bard Cath Lab Acquisition is expected to substantially increase the Company's personnel, facilities and product offerings and to enable the Company to participate in new areas of interventional cardiology through a wider product portfolio and access to new markets and customers. However, there can be no assurance that the Company will successfully participate in such new product areas. The Company has entered into a bank credit agreement for $600 million in senior secured credit facilities in order to, among other things, finance substantially all of the Bard Cath Lab Acquisition. See "-- Liquidity and Capital Resources."

                  In April  1998,  the  Company  entered  into an  agreement  to acquire World Medical Manufacturing Corporation ("World Medical"), a leading independent developer, manufacturer and marketer of medical devices for the treatment of abdominal aortic aneurysms, for stock and stock options of the Company valued at approximately $62 million (the "World Medical Acquisition"). The World Medical Acquisition is scheduled to be submitted to the World Medical shareholders for approval at a meeting to be held on December 14, 1998. Consummation of the World Medical acquisition is subject to a number of conditions, and there can be no assurance that the World Medical acquisition will be successfully consummated or, if consummated, that the Company will successfully participate in such new product areas. World Medical is conducting development programs for several medical devices, including the Talent(TM) system, a proprietary catheter-based stent graft system.

                  The  Company's  current  analysis  of the value of the  Talent development program and expectations regarding commercial development are consistent with the discussions regarding such program set forth in Amendment No. 4 to the Company's Registration Statement on Form S-4 filed on November 12, 1998.

                  The increase in the Company's sales to date has almost entirely been due to greater demand for the Company's coronary stent systems. In order to support increased levels of sales in the future and to augment its long term competitive position, the Company anticipates that it will be required to make continuing significant additional expenditures in manufacturing, research and development (including clinical study and regulatory costs), sales and marketing, and administration, both in absolute dollars and as a percentage of net sales. The Company also expects to incur significant legal expenses relating to ongoing litigation, including patent litigation.

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

                  The increasing number of devices in the worldwide stent market and the desire of companies to obtain market share has resulted in increased price competition. Such competition has, in the past, caused the Company to reduce prices on its stent systems. The Company expects that, as the stent industry continues to develop, competition and pricing pressures will increase. In particular, it is likely that the FDA will begin to use a streamlined PMA process once a sufficient number of similar coronary stent products have been cleared for commercial sale in the United States, and will permit coronary stent manufacturers to utilize a simplified clinical trial structure in obtaining marketing approval here as sufficient stent performance data enters the public domain. Thus, the regulatory barriers to entry in the United States coronary stent market that currently exist may, in the future, be lowered significantly with respect to both new market entrants and new products introduced by existing U.S. competitors. If the Company is forced to effect further price reductions in connection with such increased competition, such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors.

                  The Company  intends to expand its operations by promoting new or complementary products and by expanding the breadth and depth of its product offerings. The Bard Cath Lab Acquisition, for example, is expected to enable the Company to participate in new areas of interventional cardiology through a wider product portfolio and access to new markets and customers. Expansion of the Company's operations in this manner requires significant additional expense as well as substantial managerial, financial and operational resources. Furthermore, gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. It is expected that gross margins related to products acquired in the Bard Cath Lab Acquisition will generally be significantly lower than the Company's current gross margins. There can be no assurance that the Company will be able to utilize the Bard Cath Lab Acquisition or other transactions to expand its operations in a cost-effective or timely manner or to successfully participate in new product areas. Furthermore, any new product or business launched by the Company that is not favorably received by customers may damage the Company's reputation or the AVE brand. The lack of market acceptance of such efforts or an inability to generate satisfactory revenues from such expanded product offerings to offset their costs (which, in the case of the Bard Cath Lab Acquisition, include significant transaction-related indebtedness) could have a material adverse effect on the Company's business, financial condition and results of operations.

                  The Company may continue to choose to expand its operations or market presence by entering into business combinations, acquisitions, investments, joint ventures or other strategic alliances with third parties. Any such transaction, including the Bard Cath Lab Acquisition, is accompanied by the risks commonly associated with such transactions, such as the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. There can be no assurance that the Company will be successful in overcoming these risks or any other potential problems encountered in connection with the Bard Cath Lab Acquisition or any other business combinations, acquisitions, investments, joint ventures or other strategic alliances, or that such transactions will not have a material adverse effect on the Company's business, financial condition and results of operations.

                  Until April 1996,  substantially  all of the  Company's  sales were to international distributors who resell products to health care providers. Since then, however, the Company has established direct sales forces in Canada, France, Germany, Italy, the Netherlands (servicing the Benelux countries), Singapore, Spain, Switzerland, the United Kingdom and the United States (with respect to its coronary stent systems). Additional direct sales forces in Australia, Japan and India were obtained on October 1, 1998 (subsequent to the close of the quarterly period to which this report relates) as a result of consummating the Bard Cath Lab Acquisition, although in Japan the Company currently continues to sell its coronary stent systems through Japan Lifeline Co., Ltd., an independent distributor. The Company continually reviews its existing distributor arrangements and expects from time to time to establish direct sales forces in other countries. The Company believes that the establishment and maintenance of direct sales forces has required and will continue to require significant ongoing expenditures and additional management resources and has resulted, and may continue to result, in additional costs to eliminate existing distributor relationships (including costs relating to litigation with former distributors).

                  The Company believes that its computer programs utilized as of the quarterly period to which this report relates will not be adversely affected by the "Year 2000" problem. However, the Company believes that some of the computer programs acquired as part of the Bard Cath Lab Acquisition are not Year 2000 compliant. As a result, the Company is considering installing the same computer programs used by the Company for the management of, among other things, inventory, customer orders and financial and other operations, at certain of the facilities acquired through the Bard Cath Lab Acquisition (the "Bard sites"). The software that will interface with the hardware and systems utilized at the Bard sites has already been developed by an independent consultant to Bard. The conversion of the Bard sites to AVE's existing computer programs using the developed software or the conversion to an alternative system is expected to be completed within the next six to twelve months at a cost to the Company of approximately $1.2 million. The Company is also considering adapting its operational computer systems to World Medical's systems if and when the World Medical Acquisition is consummated. Such conversion would occur over approximately the same time period and is expected to cost the Company approximately $300,000. The Company is currently assessing its systems outside of information systems and the Year 2000 readiness of its suppliers and customers. The Company is also assessing the type of contingency plans that may be required in the event that any of its systems or those of its customers, suppliers or third parties are not ready by 2000, and expects such assessments to continue throughout 1999. The Company currently expects that the total costs of such programs, including the cost of converting Bard's and World Medical's systems to the Company's systems, will be approximately $2 million. Such total cost estimate does not include potential costs relating to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In the reasonable worst case scenario, the installment of the Company's computer programs at the Bard sites and at World Medical would not be completed by the Year 2000, or, if completed, would not be effective in resolving all difficulties related to the Year 2000 problem. In such case, AVE's computer systems would experience delays or other problems relating to Year 2000, and the Company's suppliers and customers would experience delays in orders or payments or other Year 2000 problems. Management does not currently believe that Year 2000 matters will have a material adverse impact on the Company's business, financial condition or results of operations, but there can be no assurance of this and the Company continues to investigate Year 2000 matters and to evaluate the potential impact of the Year 2000 problem. In addition, there can be no assurance that the failure by a supplier or customer or another third party would not have a material adverse effect on the Company's business, financial condition or results of operations.

                  The Company  anticipates  that its results of  operations  may fluctuate for the foreseeable future due to several factors, including variations in operating expenses, the costs and the outcome of litigation, the potential disruption of business and other additional costs and expenses in connection with possible business combinations, acquisitions, joint ventures or other strategic alliances, the Company's ability to manufacture its products efficiently, competition (including pricing pressures), the timing of new product introductions or transitions to new products, the costs of establishing direct sales operations, the timing of research and development expenses (including clinical trial related expenditures), timing of regulatory and third party reimbursement approvals, the level of third-party reimbursement, sales by distributors, the mix of sales among distributors and the Company's direct sales force, fluctuations in international currency exchange rates, and seasonal factors impacting the number of elective angioplasty or stent procedures. In addition, the Company's results of operations could be affected by the timing of orders from its distributors, changes in the Company's distributor network (including expenses in connection with termination of former distributors), the ability of direct sales force and independent distributors to effectively promote the Company's products and the ability of the Company to quickly and cost-effectively establish an effective direct sales force in targeted countries. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years and substantial growth in the most recent quarter, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts. The Company has experienced, and may experience in one or more future quarters, operating results that are below the expectations of public market analysts and investors. In such event, the price of the Company's common stock has been, and would likely be, materially and adversely affected.

            Results of  Operations - Three Months Ended  September  30, 1998 and
            1997

                  Net sales. For the three months ended September 30, 1998, net sales were $161.3 million, an increase of 514% from $26.3 million in the comparable period in fiscal 1998. The increase in net sales for the three-month period was primarily due to significant increases in net sales of the Company's GFX(R) coronary stent systems in the United States and in Japan. The Company first began sales of its coronary stent systems in Japan in June 1997 and in the United States in late December 1997 (with the U.S. release of the GFX coronary stent systems in the United States occurring in late March 1998). The Company expects that coronary stent system sales, particularly of the Company's GFX family of products, will constitute the substantial majority of total net sales in the near future.

                  The Company experienced sales growth in all of its major markets, including the United States, Europe, and Japan. Sales in the United States, Europe and Asia represented approximately 76%, 11% and 11%, respectively, of the Company's total net sales during the three months ended September 30, 1998. Japan Lifeline Co., Ltd., the Company's Japanese distributor, accounted for approximately 10% of the Company's total net sales for the three months ended September 30, 1998.

                  In certain international territories, including most countries in Europe, the Company suffered some price reductions during the three months ended September 30, 1998. These price reductions were attributable both to competitive pressures and, in those countries outside of the United States where the Company has direct sales operations, exchange rate fluctuations. If the Company is forced to effect further price reductions, such reductions would reduce net sales in future periods if not offset by increased unit sales or other factors.

                  Cost of Sales. Cost of sales increased to $24.6 million in the three months ended September 30, 1998 from $5.5 million in the comparable period in fiscal 1998, and decreased as a percentage of net sales to 15.2% in the fiscal 1999 period from 20.9% in the fiscal 1998 period. The increase in absolute dollars during the period was primarily a result of the increased volume of products sold and, to a lesser extent, the costs of additional manufacturing capacity and personnel necessary to support increased sales volume. The decrease as a percentage of net sales during the period was primarily the result of increased aggregate average selling prices (primarily due to U.S. sales), leveraging certain fixed overhead expenses across a higher base of sales and, to a lesser extent, decreased average unit manufacturing costs.

                  The Company  expects  cost of sales to continue to increase in absolute dollars as the Company increases the volume of products sold and adds additional manufacturing capacity and personnel. Primarily as a result of the Bard Cath Lab Acquisition, the Company expects cost of sales as a percentage of net sales to increase significantly from the level experienced for the three months ended September 30, 1998.

                  Research and Development.  Research and development  expenses, which include clinical study and regulatory costs, increased to $14.9 million in the three months ended September 30, 1998 from $5.5 million in the comparable period in fiscal 1998, and decreased as a percentage of net sales to 9.3% in the fiscal 1999 period from 20.9% in the fiscal 1998 period. The increase in absolute dollars during the period was primarily due to the addition of research and development personnel, increased levels of spending in connection with clinical studies relating to the GFX, GFX 2.5, and GFX XL coronary stent systems and costs incurred in connection with the development of additional products. In addition, during the period the Company incurred approximately $2.3 million in legal expenses relating to ongoing patent litigation and a $1.8 million provision for a loan made to CorMedica Corporation, a development stage company. The decrease as a percentage of net sales during the period was primarily the result of leveraging research and development expenses across a higher base of sales.

                  The  Company  expects  research  and  development  expenses to continue to increase in absolute dollars as the Company increases clinical trial activities, pursues the development of new products and incurs increased legal costs related to patent litigation. If the Company is successful in continuing to leverage research and development expenses across a higher base of sales, the Company expects such expenses as a percentage of net sales to remain at a level generally similar to that experienced for the three months ended September 30, 1998.

                  Selling,  General  and  Administrative.  Selling,  general and administrative expenses increased in absolute dollars to $36.4 million in the three months ended September 30, 1998 from $7.5 million in the comparable period in fiscal 1998, and decreased as a percentage of net sales to 22.6% in the fiscal 1999 period from 28.6% in the fiscal 1998 period. The increase during the period in absolute dollars primarily reflected additional costs of sales, marketing and other personnel necessary to support the Company's higher level of operations, including the commencement of direct sales operations in the United States in late December 1997. The decrease in percentage of sales for the period was primarily the result of leveraging sales, general and administrative expenses across a higher base of sales.

                  The Company expects selling,  general and administrative costs
            (excluding the effect of the special general employee bonus) to continue to increase in absolute dollars in the future primarily due to increased levels of sales, product support and manufacturing operations, as well as increases in finance, legal and administrative costs. If the Company is successful in continuing to leverage sales, general and administrative expenses across a higher base of sales, the Company expects such expenses as a percentage of net sales to remain at a level generally similar to that experienced in the three months ended September 30, 1998.

                  Interest and Other Income.  The Company had interest and other income of $3.3 million in the three months ended September 30, 1998, compared to $1.0 million in the comparable period in fiscal 1998. The increases during the period were primarily due to higher cash and short-term investment balances.

                  The Company expects to incur interest expense of approximately
            $10 million for the next three quarters due to the $550 million in indebtedness incurred by the Company in connection with the Bard Cath Lab Acquisition.

                  Provision for Income Taxes. The Company's provision for income taxes was $35.5 million in the three months ended September 30, 1998, compared to $3.1 million in the comparable period in fiscal 1998. The increase in this provision during the period was a result of the Company's higher earnings.

                  Net Income.  The Company had net income of $53.2  million,  or
            33.0% of net sales, in the three months ended September 30, 1998 compared to net income of $5.7 million, or 21.7% of net sales, for the comparable period in fiscal 1998.

            Liquidity and Capital Resources

                  Net cash  provided by operating  activities  was $90.8 million for the three months ended September 30, 1998. Excluding the effect of transactions in short-term investments, the Company had net cash provided by operating activities of $60.7 million for the three-month period, principally arising as a result of positive net income for the period. Cash, cash equivalents and short-term investments totaled $232.3 million at September 30, 1998 as compared to $175.1 million at June 30, 1998. Working capital increased to $259.1 million at September 30, 1998 as compared to $204.5 million at June 30, 1998. Inventories increased to $11.5 million at September 30, 1998 from $9.5 million at June 30, 1998, primarily due to increased levels of sales activity. The Company expects accounts receivable and inventories to increase in absolute dollar amounts to the extent sales increase.

                  A significant portion of the Company's revenues are currently derived from sales outside of the United States. As a result, the Company's financial results will be affected by changes in foreign currency exchange rates to the extent that such sales may be denominated in foreign currency. The Company is currently exposed to fluctuations in currencies in western Europe and in Singapore. During fiscal 1997, the Company began a program of from time to time entering into derivative financial instruments in the form of forward exchange contracts in order to reduce the uncertainty of foreign exchange rate movement on inter-Company sales denominated in foreign currencies. These contracts are designed to specifically hedge against gains or losses incurred from foreign currency transactions and are not used for trading or speculative purposes. Forward exchange contracts are used to hedge material foreign currency-denominated receivables and payables. They are generally settled between three to six months with gains or losses recorded in "Selling, general and administrative" expenses to offset gains or losses on foreign currency receivables and payables. As of September 30, 1998, however, the Company had no such currency hedging instruments outstanding.

                  In connection with the Bard Cath Lab Acquisition, the Company entered into a bank credit agreement for $600 million in senior secured credit facilities, of which $200 million are five-year term loans (the "Term A Loans"), $350 million are six-year term loans (the "Term B Loans") and $50 million is a five-year revolving credit facility (the "Revolving Loans"). The term loans amortize and are prepayable at any time, subject to customary breakage provisions. Initial interest rates are the higher of the London InterBank Offered Rate ("LIBOR") plus 2.00% or an agreed pricing grid for the Term A Loans and the Revolving Facilities and at the higher of LIBOR plus 2.25% or an agreed pricing grid for the Term B Loans. The Term A Loans, the Term B Loans and the Revolving Loans outstanding will be reduced by certain mandatory prepayments, including (i) 100% of the net proceeds from debt issuances, subject to certain exceptions, (ii) 100% of the net proceeds from extraordinary asset sales, subject to certain exceptions, (iii) 50% of the first $200 million of the net cash proceeds from any issuances of equity securities of the Company and 50% of any further net cash proceeds from issuances of equity securities of the Company if the Company's then current leverage ratio exceeds 2.5, and (iv) 50% of the Company's consolidated annual excess cash flow if the Company's then current leverage ratio exceeds
           2.5. The bank credit agreement contains restrictive financial covenants relating to a maximum leverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth of the Company.

           The bank credit agreement also contains customary negative covenants, including restrictions on (i) the incurrence of additional debt, (ii) payment of restricted payments, (iii) liens, (iv) sales of assets,
           (v) acquisitions, mergers or similar combinations, (vii) transactions with affiliates, and (viii) capital expenditures. The senior secured credit facilities are secured by substantially all the operating assets of the Company and its subsidiaries and a pledge of the capital stock of the Company's material subsidiaries, including a newly formed subsidiary that holds a substantial portion of the assets acquired from Bard.

                  The Company's high degree of leverage could have important and materially adverse consequences to the stockholders of the Company, including the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's current and expected cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the Company's borrowings under such senior secured credit facilities will be at variable rates of interest, which will expose the Company to the risk of increased interest rates; (iv) the indebtedness is secured, which, among other things, restricts the Company's ability to dispose of assets; (v) the Company is substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (vi) the Company's substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in economic conditions or in its businesses.

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

PART II           OTHER INFORMATION

      Item 1.     Legal Proceedings

                  Reference is made to Part I, Item 3 ("Legal Proceedings") of the Company's previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

                  ESS Litigation. As previously disclosed, a number of claims have been brought against the Company and certain of its officers, directors and shareholders in Texas courts by Dr. Azam Anwar and Benito Hidalgo concerning the Company's acquisition of Endothelial Support Systems, Inc. (subsequently known as Endovascular Support Systems, Inc.) ("ESS"). The trial date has been continued to January 25, 1999 for the several actions and related counterclaims.

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

                  The Company has used approximately $53,500,000 of the net proceeds of the offering, of which $38,600,000 represents payments relating to the construction of plant, building and facilities and $14,900,000 represents payments relating to the purchase of real estate. All such payments were direct or indirect payments to others. All other net proceeds of the offering have been invested in various short-term investments. The use of the proceeds of the offering does not represent a material change in the use of proceeds described in the prospectus that formed a part of the Registration Statement.

      Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.34 Credit Agreement, dated as of September 30, 1998, among Arterial Vascular Engineering, Inc., as Borrower, the lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, Paribas, as Documentation Agent, and Royal Bank of Canada, as Administrative Agent, and exhibits thereto.

27       Financial Data Schedule.

(b)      Reports on Form 8-K

         On July 23, 1998, the Company filed a Form 8-K with respect to its agreement to acquire the coronary catheter lab business of C.R. Bard, Inc. ("Bard"), as well as rights to the supply by Bard of certain materials, for approximately $550 million in cash, subject to adjustment.

         Report Date: July 9, 1998
         Filing Date: July 23, 1998
         Item 5 -- Other Events
         Item 7 -- Exhibits

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ARTERIAL VASCULAR ENGINEERING, INC.



Date:    November 13, 1998          /s/   John D. Miller
                                    --------------------------------------------
                                    John D. Miller
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
-------


10.34 Credit Agreement, dated as of September 30, 1998, among Arterial Vascular Engineering, Inc., as Borrower, the lenders listed therein, as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, Paribas, as Documentation Agent, and Royal Bank of Canada, as Administrative Agent, and exhibits thereto.

27       Financial Data Schedule